Form 10-Q
period 2013-09-30
VACCINOGEN INC
filed 2013-11-13
CIK 1453001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54997

Vaccinogen, INC.
(Exact name of registrant as specified in its charter)

Maryland	14-1997223
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5300 Westview Drive, Suite 406
Frederick, Maryland 21703
(Address of principal executive offices)

Issuer’s telephone number:  (301) 668-8400

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of November 13, 2013, 31,430,352 shares of our common stock were outstanding.

VACCINOGEN, INC.

FORM 10-Q

September 30, 2013

ITEM 1 –FINANCIAL INFORMATION

VACCINOGEN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$60,069	$113,840
Restricted cash	43,473	42,044
Inventory	100,584	102,174
Prepaid expenses and other current assets	160,627	140,343

Total Current Assets	364,753	398,401

Prepaid expenses and other assets	1,348,693	1,301,463
Property and equipment, net	87,671	107,455
Intangible assets, net	64,401,383	69,428,831

Total Assets	$66,202,500	$71,236,150

Liabilities and Stockholders' Equity

Current Liabilities
Notes payable	$4,995,379	$5,300,000
Accounts payable	2,788,547	2,021,039
Financial instruments	10,084,888	2,590,655
Accrued interest	853,660	929,915
Accrued compensation	1,031,993	620,212
Related party payable	34,099	34,099
Accrued expenses and other liabilities	555,091	400,678

Total Current Liabilities	20,343,657	11,896,598

Total Liabilities	20,343,657	11,896,598

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 and 200,000,000 shares authorized; 31,342,038 and 30,601,700 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	3,134	3,060
Additional paid-in capital	141,736,327	138,118,424
Accumulated other comprehensive loss	(52,170)	(83,152)
Accumulated deficit	(95,828,448)	(78,698,780)

Total Stockholders' Equity	45,858,843	59,339,552

Total Liabilities and Stockholders' Equity	$66,202,500	$71,236,150

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and Development	2,145,358	2,040,196	6,335,026	5,991,088
General and administrative expenses	728,357	933,986	8,701,048	2,092,135
		-		-
Total Operating Expenses	2,873,715	2,974,182	15,036,074	8,083,222

Loss From Operations	(2,873,715)	(2,974,182)	(15,036,074)	(8,083,222)

(Loss) Gain on Financial Instruments	(361,903)	(1,091,520)	(1,585,099)	(1,160,726)

Interest Expense and Other Expenses	(371,475)	(68,054)	(508,495)	(244,445)

Net Loss	$(3,607,093)	$(4,133,756)	$(17,129,668)	$(9,488,393)

Less: Accretion of preferred stock	-	(2,422,512)	-	(16,468,847)

Net loss available to common stockholders	$(3,607,093)	$(6,556,268)	$(17,129,668)	$(25,957,240)

Basic and diluted weighted average shares outstanding	31,275,037	24,003,528	30,974,242	16,047,036

Basic and diluted loss per common share	$(0.12)	$(0.27)	$(0.55)	$(1.62)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive Loss

Net loss	$(3,607,093)	$(4,133,756)	$(17,129,668)	$(9,488,393)
Foreign currency translation adjustments	(2,376)	82,094	32,242	93,622

Total Comprehensive Loss	$(3,609,469)	$(4,051,662)	$(17,097,426)	$(9,394,771)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2013

	Stockholders' Equity
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Loss	Equity

Balance, January 1, 2013	30,601,700	$3,060	$138,118,424	$(78,698,780)	$(83,512)	$59,339,192
Issuance of common stock for cash	587,979	59	2,587,945	-	-	2,588,004
Conversion of 2012 Bridge Loan for common stock	152,359	15	691,246	-	-	691,261
Stock-based compensation	-	-	24,108	-	-	24,108
Non cash interest expense			314,604			314,604
Other comprehensive income	-	-	-	-	31,342	31,342
Net Loss	-	-	-	(17,129,668)	-	(17,129,668)
Balance, September 30, 2013	31,342,038	$3,134	$141,736,327	$(95,828,448)	$(52,170)	$45,858,843

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net loss	$(17,129,668)	$(9,488,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,280	101,429
Amortization of intangible assets	5,027,447	5,024,517
Loss on financial instruments	1,585,099	1,104,154
Stock based compensation	24,108	-
Other Stock bases expense	5,954,545	-
Warrants issued for services	-	312,735
Non-cash interest expense	314,604	142,352
Changes in operating assets and liabilities, net:
Changes in restricted cash	(448)	(448)
Prepaid expenses and other assets	(38,106)	(30,265)
Accrued interest	(76,255)	197,398
Accounts payable and accrued expenses and other liabilities	1,298,885	1,208,029

Net Cash Used In Operating Activities	(3,018,509)	(1,428,492)

Cash Flows From Investing Activities
Purchases of property and equipment	(5,310)	(138,175)

Net Cash Used In Investing Activities	(5,310)	(138,175)

Cash Flows From Financing Activities
(Repayments of) Proceeds from Abell loan	(304,621)	300,000
Proceeds from 2012 Bridge Loan	-	969,000
Proceeds from related party notes payable	-	199,729
Proceeds from issuance of common stock and warrants	3,233,887	-

Net Cash Provided by Financing Activities	2,929,266	1,468,729

Impact of foreign currency translation on cash and cash equivalents	40,782	(124,307)

Net Decrease in Cash and Cash Equivalents	(53,771)	(222,245)

Cash and Cash Equivalents, beginning of period	113,840	236,681

Cash and Cash Equivalents, end of period	$60,069	$14,436

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

The Business

Vaccinogen, Inc. (the “Company” or “Vaccinogen”), a biotechnology Company headquartered in Frederick, Maryland, was incorporated in the State of Delaware during 2007 for the purpose of developing therapies and vaccines to combat cancer by using the body’s own immune system.  On November 23, 2010, the Company changed its domicile from Delaware to Maryland by means of a merger of the Company with and into its wholly owned subsidiary Vaccinogen I, Inc., a Maryland corporation.

On October 10, 2007, the Company entered into a license agreement with Intracel Holdings Corporation (“Intracel”), a related party, for the exclusive and indefinite rights to use the OncoVAX® technology platform.  OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to create a vaccine that in turn is used to block the return of cancer following surgery.  In June 2010, the Company entered into an agreement with Intracel (the “Asset Transfer Agreement”) whereby the Company acquired title to the patents associated with the OncoVAX® (See Note 4). On October 23, 2007, Vaccinogen acquired out of bankruptcy, certain tangible assets that had been previously owned and used by Intracel’s wholly owned subsidiary in the Netherlands.  These assets will be used to conduct research and development and in the commercialization of OncoVAX® to produce vaccines.  In connection with the acquisition of these assets, the Company formed a wholly owned subsidiary, Vaccinogen BV, for the purposes of continuing development of OncoVAX®.

2. Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2013, the Company had an accumulated deficit of approximately $95.8 million and negative working capital of approximately $20.0 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital.  As discussed in Note 5 to these unaudited condensed consolidated financial statements, the Company has entered into an agreement with the Kodiak Capital Group, LLC (“Kodiak”) to provide up to $26 million of additional equity capital.  The proceeds from the agreement with Kodiak would primarily be used to continue the Company’s research and development activities including the furtherance of clinical trials using OncoVAX® to develop cancer related vaccines.  However, Kodiak is not required to provide funding until certain conditions are met, including the registration and trading of the Company’s equity securities as defined in that agreement.  There can be no assurance that the Company will meet the conditions under which Kodiak will be required to provide the equity capital or that the capital available under such agreements will be sufficient to allow the Company to funds its continuing research and development activities.  If the Company is unable to raise the additional equity capital from Kodiak, the Company will need to seek alternative sources of debt or equity capital.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September  30, 2013 and 2012, respectively include the accounts of Vaccinogen, Inc. and its wholly owned subsidiary and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements.  These unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 as filed with the SEC  Form S-1 Registration Statement, effective October 31, 2013..

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include accounts of Vaccinogen and its wholly owned subsidiary, Vaccinogen BV (a company incorporated in the Netherlands). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in its financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets. The Company may base such estimates on various assumptions which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with a maturity of three months or less at acquisition to be cash equivalents. Cash and cash equivalents include demand deposits with financial institutions and at times the amounts may exceed federally insured deposit limits. The Company has not experienced any losses and does not believe it is exposed to any significant credit risk related to demand deposits.

Restricted Cash

Restricted cash represents monies pledged by the Company’s foreign subsidiary for a lease obligation related to the manufacturing facility and to the Dutch government as required for companies with irradiator equipment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions in the United States.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The temporary federal program in effect from December 31, 2010 through December 31, 2012 that fully insured all non-interest bearing cash balances expired on December 31, 2012. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and noninterest bearing cash balances may again exceed federally insured limits.

Inventory

Inventory is reported at the lower of cost or market value. The Company analyzes its inventory and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Inventory primarily consists of a product used in creating vaccines using the OncoVAX® technology platform and is expensed as Research & Development as utilized.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	3 – 5 years
Automobile	3 – 5 years
Furniture and fixtures	3 years
Computers and software	3 years

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the underlying assets, are capitalized and depreciated over the remaining useful life.

Intangible Assets

Intangible assets consist primarily of the cost of the acquired patent associated with OncoVAX® to be used in research and development and the commercialization of cancer related vaccines.  The Company has capitalized the cost of  OncoVAX® because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and which management believes will result in commercialization of related vaccines.  Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful economic life of the patent, which is 15 years for OncoVAX®.

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has determined that no impairment has occurred as of September 30, 2013.

Foreign Currency Translation

The financial statements of foreign subsidiaries are maintained in their functional currency, which generally is the local currency. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues, expenses and cash flows of these operations are translated using average exchange rates during the reporting period which they occur. The resulting translation adjustments are reflected in other comprehensive loss.  As of September 30, 2013, the assets and net deficit of Vaccinogen BV, excluding intercompany balances, were approximately $171,000 and $73,000, respectively.  As of December 31, 2012, the net assets and net deficit of Vaccinogen BV, excluding intercompany balances, were approximately $177,000 and $204,000, respectively.  Vaccinogen BV recorded losses of approximately $421,000 and $412,000 for the three months ended September 30, 2013 and 2012, respectively and approximately $1,195,000 and $943,000 for the nine months ended September 30, 2013 and 2012, respectively.

Revenue Recognition

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer related vaccines is still undergoing clinical trials and has not received regulatory approval for commercialization and sale.

Research and Development Expense

Research and development costs are expensed as incurred.  Research and development expenses primarily include the amortization of intangible assets, cost of conducting clinical trials, compensation and related overhead for employees, consultants, facilities costs and the cost of materials purchased for research and development.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock options or restricted stock awards based upon the fair value of the award on the date of the grant. The Company recognizes the estimated grant date fair value of the award as stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company initially measures the cost of awards granted to non-employees based on the fair value of the award on the date of grant however such cost is re-measured at the end of each reporting period until performance is fully satisfied or services are rendered by the non-employee.

The fair value of stock options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock.  The fair value of non-vested stock awards is determined based upon the estimated fair value of the Company's common stock.

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statements and tax basis of assets and liabilities, as measured using the enacted tax rates, which are expected to be in effect when the differences reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position.  For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had greater than 50% likelihood of being realized.  Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability under Accounting Standards Codification (“ASC”) Topic 740-10 (“FIN 48”).  It is the Company’s accounting policy to account for Topic 740-10 related penalties and interest in other liabilities/expenses and not include it in the income tax provision of consolidated statement of operations.  The Company has identified its U.S. Federal income tax return and its state return in Maryland as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are still open for examination.

Financial Instruments

Stock Awards Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”).  In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company.  In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”).  In January 2013, the maturity of the Abell Loan was extended to March 31, 2013.  In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013.  In connection to our promissory note issued to The Abell Foundation, we granted The Abell Foundation a security interest in our patents related to OncoVAX®.

The number of shares issuable pursuant to the Abell Warrants was originally determined based upon a fixed amount of $500,000 divided by 85% of the per share price of stock sold in the next qualifying round of venture capital financing (defined as a round that raised at least $20 million).  In connection with February 2012 amendment to the borrowing arrangement, the fixed amount used to determine the ultimate number of shares into which the Abell Warrants are exercisable was increased to $800,000.  In connection with the January 2013 amendment to the borrowing arrangement, the fixed amount used to determine the ultimate number of shares into which the Abell Warrants are exercisable was increased to $1.1 million and the total proceeds of the next qualifying round of venture capital financing was increased to $35 million.  There were no amendments to the Abell Warrants in connection with the April 2013 and May 2013 modifications to the Abell Loan.  The Abell Warrants have a contractual term of 10 years and were fully vested upon issuance.

The Abell Warrants represent a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock.  Consistent with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, the Company has concluded that the Abell Warrants should be accounted for as a liability.  The Company is required to record the Abell Warrants at their estimated fair value at the end of each reporting period, with changes in the estimated fair value recorded in the unaudited condensed consolidated statements of operations as a component of (Loss) Gain on Financial Instruments.

As of September 30, 2013 and December 31, 2012, the estimated fair value of the Abell Warrants was $1,158,655 and $831,806, respectively.  The Company recorded a (loss)/gain of $(66,633) and $(550,448) representing the change in the fair value of the Abell Warrants for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded a (loss)/gain of $51,036 and $(619,654) representing the change in the fair value of the Abell Warrants for the nine months ended September 30, 2013 and 2012, respectively.

Included in the change in the carrying value of the liability at September 30, 2013 is $275,813 representing the grant date fair value of the amended number of shares issuable in connection with the Abell Warrants pursuant to the January 2013 amendments to the Abell Loan.  This amount has been included in the determination of the loss resulting from the deemed extinguishment of the Abell Loan triggered by the January 2013 amendments.  The loss from the deemed extinguishment of the Abell Loan has been included as a component of (Loss) Gain on Financial Instruments in the accompanying unaudited condensed consolidated statement of operations.

Effective July 31, 2013, the Company and the Abell agreed to amend the Abell Note (the “July Amendment”).  In connection with the July Amendment, the Company and Abell also amended the terms and conditions of the Warrant.  In addition to the continuation of the “fixed for variable” feature, if the Company has not repaid the outstanding debt in full by specified dates between July 31, 2013 and December 31, 2013, the Company will be required to issue additional warrants for incremental shares (“Contingent Warrants”).  More specifically, if the debt remains outstanding as of August 31, September 30, October 31, November 30, or December 31, the Warrant will be exercisable into the number of shares as described above plus an additional  20,000, 40,000, 60,000, 80,000 and 100,000 respectively.  It is understood that the exercise price related to the Contingent Warrants will be the same as that for those warrants subject to the Fixed for Variable provisions – that is it will depend upon a value equal to 85% of the lowest price paid a qualified future raise of equity capital.

The Contingent Warrants provide for the issuance of a fixed number of shares that are known at inception. The Contingent Share warrants are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815-40.   As a result, the value assigned to the Contingent Shares warrants has been classified within stockholders’ equity. The outstanding debt was not repaid in full  by either August 31, 2013 or September 30,2013 and 20,000 and 40,000 warrants were issued to Abell.  The warrants were valued using the Black-Scholes method, and for the three months ending September 30, 2013 approximately $314,000 was included in interest expense.

Abell Investment Option

On January 16, 2013, the Company entered into an investment agreement with Abell under which Abell was granted an option to acquire up to $5.0 million of common stock of the Company (the “Abell Option”).  The number of shares to be issued will be based on the lowest price paid by any purchaser of shares in a subsequent round of equity financing meeting certain conditions defined in the agreement.  Abell cannot exercise its rights to purchase any stock unless the Company has received $25.0 million dollars pursuant to the equity lines with Kodiak described in Note 5 and an additional $10.0 million from investors other than Kodiak.  The term of the agreement and Abell’s right to exercise is perpetual.

The Abell Option represents a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock.  Consistent with the provisions of ASC Topic 480, the Company has concluded that the Abell Option should be accounted for as a liability and should be recorded as the conditions necessary to trigger the holders rights to exercise are considered by management to be probable of occurring as of September 30, 2013.  The Company is required to record the Abell Option at its estimated fair value at the end of each reporting period.  The Company recorded the grant date fair value as a component of general and administrative expenses.   Changes in the estimated fair value of the Abell Option will be recorded in the unaudited condensed consolidated statements of operations as a component of (Loss) Gain on Financial Instruments.

As of September 30, 2013, the estimated value of the Abell Option is $6,761,366, which the Company has recorded as a liability.  The Company has classified the carrying value of the Abell Option in Financial instruments in the accompanying unaudited condensed consolidated balance sheet.  The Company has recorded a loss of $227,273 and $806,821 for the three and nine months ended September 30, 2013, representing the change in the fair value of the Abell Option. The initial value assigned to the Abell Option of $5,954,545 was recorded as a component of General & Administrative expense for the three months ended March 31, 2013.

Derivative Financial Instruments

The Company may enter into transactions that represent free-standing or embedded derivative financial instruments as those terms are defined in ASC Topic 815 Derivatives and Hedging (“Topic 815”).  The Company records the estimated fair value of derivative financial instruments in its consolidated balance sheets and records changes in the estimated fair value of derivative financial instruments as income or expense in its consolidated statements of operations.

Round C Warrants

From October 2012 through December 2012, and then again from January 2013 through September  2013, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”).  Round C Warrants to acquire 59,439 shares of common stock were issued in 2012 and Round C Warrants to acquire 222,096 shares of common stock were issued for the nine months ended September 30, 2013.  The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

The terms of the Round C Warrants provide for "down-round" anti-dilution adjustments in certain situations whereby the Company sells or issues (a) stock at a price per share less than the exercise price of the Round C Warrants or (b) equity linked financial instruments with an exercise price less than the exercise price of the Round C Warrants. Consistent with the provisions of ASC Topic 815-40, the Round C Warrants are classified as derivative financial instruments.  The Company is required to record the estimated fair value of derivative financial instruments at the end of each reporting period, with changes in the estimated fair value of such derivatives recorded in the consolidated statements of operations as a component of (Loss) Gain on Financial Instruments.

As of September 30, 2013 and December 31, 2012, the estimated fair value of the liability associated with the Round C Warrants was $1,084,867 and $230,349, respectively, and is included in Financial Instrument instruments in the accompanying unaudited condensed consolidated balance sheets.  The Company has recorded a (loss)/gain of $(67,997) and $(61,929) representing the change in the fair value of the Round C Warrants for the three and nine months ended September 30, 2013, respectively.

2012 Bridge Loan

Between April 2012 and October 2012, the Company entered into transactions with various investors which resulted in the Company raising $1,019,000 from the issuance of unsecured notes payable (collectively the “Bridge Loan”).  The Bridge Loan has no contractual maturity date, and is repayable only in the event that the Company closes on a future round of equity financing which results in gross proceeds of at least $20 million.  If the Company fails to raise sufficient additional capital, there is no obligation to pay interest or repay any amount borrowed under the Bridge Loan.  Should the Company be successful in raising sufficient equity capital, the Company must repay an amount to the investors equal to 2 times the amount originally raised.

The Company has classified the Bridge Loan as a derivative financial instrument, as it meets three qualifying criteria of ASC Topic 815 Derivatives and Hedging (“Topic 815”) including the contractual terms whereby the Company can be required to settle its obligation under the Bridge Loan by transferring cash to investors if and only when sufficient additional capital is raised. As of September 30, 2013, and December 31, 2012, the estimated fair value of the liability associated with the Bridge Loan was $1,080,000 and $1,528,500 respectively, which has been recorded and included in  Financial Instruments in the accompanying unaudited condensed consolidated balance sheets.

The change in the carrying value of the Bridge Loan includes a reduction of $838,000 representing the carrying value of the liability, as referenced in Note 9, related to those investors on the date of conversion.  In April 2013, the board of directors authorized the Company to offer the investors in the 2012 Bridge Loan, the option to convert the amount otherwise due and payable to them in the event of a successful qualified offering, or $2,038,000, into common stock of the Company, at a per share price equal to that provided in the Round C common stock offering, or $5.50 per share plus 30% warrant coverage.  The investors in the Bridge Loan were given until the earlier of May 3, 2013 or the close of the C round. In order to accommodate all Bridge Loan holders, the total dollar value of common stock issuable in the Round C offering was increased from $11 million to $13 million.

In May 2013, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments as of June 30, 2013 of $83,800.   As a result, the Company issued 152,359 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company.  The Company also issued additional Round C Warrants exercisable into 45,705 shares of common stock of the Company, with an exercise price of $6.05 per share.

The Company has recorded a loss of $0 and $389,500 representing the change in the carrying value of the Bridge Loan for the three and nine months ended September 30, 2013, respectively.  This loss has been classified in (Loss) Gain on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations.

Net Loss Per Share

Basic loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's outstanding stock warrants, unvested restricted stock and the if-converted method is used to determine the dilutive effect of convertible preferred stock and convertible debt.  The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Series AA preferred stock	-	508,018	-	1,220,492
Series B preferred stock	-	5,612,375	-	13,483,495
Convertible debt	85,470	143,885	85,763	143,885
Restricted stock awards	197,465	191,639	197,465	191,639
Warrants	632,658	500,505	627,517	501,849
Stock options	-	-	-	-
Abell Option	281,633	-	278,731	-

4. Agreements with Intracel

License Agreement

On October 10, 2007, the Company entered into an agreement (the “License Agreement”) with Intracel Holdings Corporation (“Intracel”), for the exclusive and indefinite rights to license and use the OncoVAX® technology platform.  OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to block the return of cancer following surgery.  In exchange for the rights to OncoVAX®, the Company (i) agreed to issue equity securities  equal to 10% of the fully diluted capitalization of the Company, (ii) assumed liabilities of Intracel to Organon Teknika Corporation (“Organon”) totaling $4.0 million under an October 31, 2007 Letter Agreement between Intracel and Organon, (iii) agreed to pay $450,000 in cash for settling trade payable related to the OncoVAX® intellectual property, and (iv) agreed to make royalty payments to Intracel based on future sales of OncoVAX®.  The terms of the securities issued to Intracel provided Intracel with anti-dilution rights with respect to its 10% ownership interest (See Note 10).  The License Agreement also contained a provision such that if the Company obtained specified levels of financing in a specified time period, that title to OncoVAX® would transfer to the Company without further consideration.  If the Company did not reach the specified levels of financing in the specified period of time, Intracel could cancel the License Agreement and could re-purchase the rights to OncoVAX®.  The Company did not obtain the necessary financing in the period specified.

In connection with the License Agreement, the Company issued 1,506,750 shares of common stock valued at approximately $984,000 and assumed liabilities with an estimated value of $4,450,000. The Company estimated the fair value of the liabilities assumed based upon their face amount as these liabilities were due currently and on demand.

Asset Transfer Agreement and Stock Exchange Agreement

As a result of the Company’s inability to raise the necessary capital under the License Agreement, the Company and Intracel negotiated amended terms to the License Agreement.  On June 24, 2010, the Company and Intracel entered into the Asset Transfer Agreement pursuant to which the title to all of the intellectual property associated with OncoVAX® was transferred to the Company.  Under the Asset Transfer Agreement, the Company also agreed to exchange the previously issued common stock and Series AA preferred stock representing a 10% interest in the Company for shares of its Series B preferred stock equal to a 20% interest in the Company on a fully diluted basis.

The terms and conditions of the Series B preferred stock provided Intracel with anti-dilution rights with respect to its 20% ownership interest (See Note 10).  In addition, the Company agreed that Intracel’s ownership position (and corresponding anti-dilution rights) would increase to 50% upon failure of the Company to meet certain defined milestones, which included but were not limited to, the Company attaining specified levels of additional financing.

The Company accounted for the acquisition of the rights to the OncoVAX® technology platform under the License Agreement in 2007 and the Asset Transfer Agreement in 2010 as an asset acquisition in accordance with  ASC Topic 805, Business Combinations.  Furthermore, as described in Note 2 and Note 4 to these consolidated financial statements, and in accordance with ASC Topic 730, Research and Development, the Company has capitalized the cost of acquiring the rights to OncoVAX® technology platform as these rights represent intangible assets to be used in research and development activities and for which future alternative uses exist.

In June 2010, in connection with the Asset Transfer Agreement, the Company issued 3,451,766 shares of Series B preferred stock, with an estimated value of approximately $16.9 million.  The Company estimated the fair value of the common stock issued pursuant to the License Agreement and the Series B Preferred Stock issued pursuant to the Asset Transfer Agreement by considering various commonly accepted valuation techniques, including the income and market approaches.

The Company ultimately relied on the income approach, specifically, the discounted cash flow method, to estimate the value of the Company’s equity. The Company further utilized commonly used option pricing techniques to estimate the fair value of the various equity classes.  The use of the income approach, and specifically the discounted cash flow method, requires management to make significant assumptions about the future level and timing of revenues, direct and indirect costs associated with continued research and development, the conduct of clinical trials, and the production and commercialization of the intended cancer vaccines.  The discounted cash flow method also requires the estimation of discount rates used to reflect the risk inherent in the projected cash flows, the terminal growth rate, among other factors.

The Company did not meet these milestones and consequently, in December 2010, was required to increase Intracel’s total ownership interest in the Company to 50% through the issuance of additional shares of Series B preferred stock.

In December 2010, the Company issued 10,973,612 additional shares of Series B preferred stock to Intracel when the Company failed to meet certain conditions of the Asset Transfer Agreement.  The estimated value of those additional shares of approximately $63.1 million was accounted for as additional consideration and is included in the total cost of acquiring the OncoVAX® technology platform.

As of September 30, 2013, Intracel directly owns approximately 43% of the Company on a fully diluted basis, and certain stockholders of Intracel own approximately 10% of the Company on a fully diluted basis. Intracel also continues to hold certain royalty rights associated with future commercial sales of vaccines developed using OncoVAX®.

5. Contingent Equity Lines of Credit

Initial Equity Line of Credit

On July 18, 2012, the Company entered into an Investment Agreement (“Initial Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”).  The Investment Agreement provides the Company an equity line whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $1.0 million (the “Initial Kodiak Shares”) during the Initial Open Period (as defined below).  Under the terms of the Investment Agreement, the Company has the right to deliver from time to time a written notice (the “Notice”) to Kodiak stating the dollar amount of Initial Kodiak Shares the Company intends to sell to Kodiak with the price per share based on the following formula:  eighty percent (80%) of the lowest daily volume-weighted average price of the Company’s common stock during the period beginning on the date of the Notice and ending five (5) days thereafter. Under the Initial Investment Agreement, the Company may not deliver the Notice until the Company becomes quoted or listed on a Principal Market (as defined in the Initial Investment Agreement, which includes the Over-the-Counter (“OTC”) Bulletin Board and the OTC Market Group’s OTC Link quotation system) (the “Effective Date”).  Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a twelve (12) month period, beginning on the trading day immediately following the Effective Date, during which it may deliver the Notice or Notices to Kodiak (the “Initial Open Period”).  In addition, the Company cannot submit a new Notice until the closing of the previous Notice, and in no event shall Kodiak be entitled to purchase that number of Initial Kodiak Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Initial Investment Agreement also provides that the Company shall not be entitled to deliver a Notice and Kodiak shall not be obligated to purchase any Initial Kodiak Shares unless each of the following conditions are satisfied: (i) at all times during the period beginning on the date of the Notice and ending on the date of the related closing, the Company’s common stock has been listed on the Principal Market and shall not have been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; (ii) the Company has complied with its obligations and is otherwise not in breach of or in default under the Initial Investment Agreement, or any other agreement executed in connection therewith; (iii) no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Initial Kodiak Shares; and (iv) the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $1.0 million of the Company’s common stock, (ii) on the date which is twelve months (12) months following the effectiveness of the registration statement, or (iii) upon written notice from the Company to Kodiak.  Similarly, the Initial Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

On May 13, 2013 Vaccinogen and Kodiak Capital Group, LLC terminated the Initial Equity Line of Credit as discussed above.  The additional agreement with Kodiak discussed below was unaffected by this termination.

Subsequent Equity Line of Credit

On July 18, 2012, the Company entered into an Investment Agreement, as amended by that Amendment to Investment Agreement dated July 8, 2013 (“Subsequent Investment Agreement”) with Kodiak.  The Subsequent Investment Agreement provides the Company an equity line (the “Subsequent Financing”) whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $25 million (the “Subsequent Kodiak Shares”) during the Subsequent Open Period (as defined below).  Under the terms of the Subsequent Investment Agreement, the Company has the right to deliver from time to time a Notice to Kodiak stating the dollar amount of Subsequent Kodiak Shares the Company intends to sell to Kodiak with the price per share based on the following formula: eighty percent (80%) of the lowest daily volume-weighted average price of the Company’s common stock during the period beginning on the date of the Notice and ending five (5) days thereafter.  Under the Subsequent Investment Agreement, the Company may not deliver the Notice until after the resale of the Subsequent Kodiak Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission.  Additionally, provided that the Subsequent Investment Agreement does not terminate earlier, the Company the period, beginning on the trading day immediately following the effectiveness of the registration statement and ending on the 18-month anniversary of the original execution date, during which it may deliver the Notice or Notices to Kodiak (the “Subsequent Open Period”).  In addition, the Company cannot submit a new Notice until the closing of the previous Notice, and in no event shall Kodiak be entitled to purchase that number of Subsequent Kodiak Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

The Subsequent Investment Agreement also provides that the Company shall not be entitled to deliver a Notice and Kodiak shall not be obligated to purchase any Subsequent Kodiak Shares unless each of the following conditions are satisfied: (i) a registration statement has been declared effective and remains effective for the resale of the Subsequent Kodiak Shares until the closing with respect to the subject Notice; (ii) at all times during the period beginning on the date of the Notice and ending on the date of the related closing, the Company’s common stock has been listed on the Principal Market as defined in the Subsequent Investment Agreement (which includes, among others, the Over-the-Counter Bulletin Board and the OTC Market Group’s OTC Link quotation system) and shall not have been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; (iii) the Company has complied with its obligations and is otherwise not in breach of or in default under the Subsequent Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; (iv) no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Subsequent Kodiak Shares; and (v) the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Subsequent Investment Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $26 million of the Company’s common stock, (ii) on January 18, 2014 the date which is eighteen months (18) months following the original execution date of the Investment Agreement, or (iii) upon written notice from the Company to Kodiak.  Similarly, this Subsequent Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

6. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Machinery and equipment	$737,617	$753,769
Automobile	-	3,965
Furniture and fixtures	7,575	6,690
Computers and software	1,928	1,921

	747,120	766,345

Less accumulated depreciation	(659,450)	(658,890)

	$87,671	$107,455

The Company recorded depreciation expense of $7,856 and $78,358 for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded depreciation expense of $21,280 and $101,429 for the nine months ended September 30, 2013 and 2012, respectively.

7. Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

As discussed in Note 4 to these unaudited condensed consolidated financial statements, the total purchase price for the Intellectual Property was ultimately determined based upon the estimated fair value of the Series B preferred stock representing a 50% stock ownership in the Company, the value of cash payments made of $450,000 and, obligations of Intracel assumed of $4 million.

Intangible assets by major asset class were as follows at September 30, 2013:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Intellectual Property	$84,481,856	$20,117,800	$64,364,056
Other Intangible Assets	121,944	84,617	37,327

	$84,603,800	$20,202,417	$64,401,383

Intangible assets by major asset class were as follows at December 31, 2012:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Intellectual Property	$84,481,856	$15,093,909	$69,387,947
Other Intangible Assets	121,944	81,060	40,884

	$84,603,800	$15,174,969	$69,428,831

The Company recorded amortization expense related to intangible assets of approximately $1.7 million for both the three months ended September 30, 2013 and 2012, respectively.  The Company recorded amortization expense related to intangible assets of approximately $5.0 million for both the nine months ended September 30, 2013 and 2012, respectively.  The weighted average amortization period for intangible assets was 12.3 years.

The estimated future amortization relating to all intangible assets that are recorded in the unaudited condensed consolidated balance sheets as of September 30, 2013 is as follows:

Years ending December 31,

2013	$1,673,448
2014	6,698,530
2015	6,698,530
2016	6,698,530
2017	6,698,530
Thereafter	35,936,183

$64,403,751

8. Notes Payable

Notes payable are as follows:

	September 30, 2013	December 31, 2012

Organon Obligation	$3,500,000	$3,500,000
Abell Loan	1,495,379	1,800,000

	$4,995,379	$5,300,000

Organon Obligation

Organon, currently owned by Merck & Co, Inc., manufactures a key component used with the OncoVAX® technology.  In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”).  Of the $4.0 million due to Organon, $500,000 was paid at the time of the Agreement.  The remaining $3.5 million was due in installments with an additional $500,000 (plus accrued interest) payable the first year but no later than one year after the agreement date of October 31, 2007.  Organon may elect to receive this first $500,000 installment in stock.  Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount.  The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate, which was 3.25% as of September 30, 2013.  Interest expense related to this agreement was $28,438 for both the three months ended September 30, 2013 and 2012, respectively.  Interest expense related to this agreement was $85,314 for both the nine months ended September 30, 2013 and 2012, respectively.  This obligation was secured by the OncoVAX® Intellectual Property.  While the Company has not paid the installment due one year after the Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. Due to the right to declare an event of default and to accelerate all amounts owed on this obligation, all amounts owed under the Agreement have been classified as current in the accompanying unaudited condensed consolidated balance sheets.  If an event of default were declared, the Company would need to pay the principal payment of $500,000 plus accrued interest, which as of September 30, 2013 was approximately $118,000 within 45 days in order to cure such default.

Abell Loan

On October 26, 2011, the Company obtained a $1.5 million working capital loan from The Abell Foundation Inc. (“Abell”). The Abell Loan was originally due on April 26, 2012, with 8% simple interest accruing and payable on the maturity date.  On February 16, 2012, Vaccinogen received an additional $300,000, thereby increasing the amount outstanding to $1.8 million.  In January 2013, the maturity of the Abell Loan was extended to March 31, 2013.  In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013, at which time all principal plus accrued interest is due in full. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013. In connection to our promissory note issued to The Abell Foundation, we granted The Abell Foundation a security interest in our patents related to OncoVAX®.

The 2012 amendment to the Abell Loan was accounted for as a modification, the January 2013 amendment was accounted for as an extinguishment, and the April 2013, May 2013 and July 2013 amendments were accounted for as modifications, as those terms are defined under ASC Topic 470-50, Debt, Modifications and Extinguishments.

No costs or expenses were incurred by the Company in connection with the April 2013 or May 2013 extensions. The July amendment requires for the issuance of a fixed number of shares at various points in time known as Contingent Share Warrants. The Contingent Share Warrants are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815-40.   As a result, the value assigned to the Contingent Share Warrants has been classified within stockholders’ equity. The outstanding debt was not repaid in full  by either August 31, 2013 or September 30,2013 and 20,000 and 40,000 warrants were issued to Abell.  The warrants were valued using the Black-Scholes method, and for the three and nine months ending September 30, 2013 approximately $314,000 was included in interest expense.

Payments of amounts due are required prior to the maturity date based on a percentage of proceeds received from the Company’s subsequent equity financing transactions, as outlined in the agreement.  The Abell Loans are secured by all accounts, chattel paper, deposit accounts, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights.

Under the terms of the loan, in the event of default, the interest rate increases to 10% per annum. The Company recorded interest expense related to the Abell Loan of $346,717 and $36,400 for the three months ended September 30, 2013 and 2012, respectively.  Interest expense under the Abell Loan was $418,757 and $69,667 for the nine months ended September 30, 2013 and 2012, respectively.

As described in Note 3 to these unaudited condensed consolidated financial statements, in connection with the Abell Loan and the various amendments, the Company issued the Abell Warrants which are exercisable into common stock of the Company.  The number of shares into which the Abell Warrants are exercisable was revised with each amendment to the Abell Loan and is ultimately equal $1.1 million divided by 85% of the purchase price per share of stock sold in the Company’s next venture capital financing resulting in proceeds of not less than $35.0 million.

The fair value of the Abell Warrants issued in connection with the Abell Loan in 2011 and subsequent amendment in February 2012 were recorded upon issuance as a debt discount based upon the estimated fair value and were amortized as additional interest expense through the original maturity date.  The Company recorded additional interest expense of $0 and $73,527 related to the amortization of debt discount for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded additional interest expense of $0 and $142,352 related to the amortization of debt discount for the nine months ended September 30, 2013 and 2012, respectively.

The fair value of the Abell Warrants issued in connection with the January 2013 amendment to the Abell Loan of $275,813 were included in the determination of the loss associated with the deemed extinguishment of the Abell Loan at that time.  That loss has been classified within (Loss) Gain on Financial instruments in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013.

9. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the most advantageous market.  The Company determines fair value based on a hierarchy that priorities valuation techniques used to measure fair value based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources.  Unobservable inputs reflect assumptions based on the best information available.

The three levels of the fair value hierarchy are:

Level 1 —	Inputs are quoted prices for identical assets or liabilities in an active market

Level 2 —
Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates and yield curves), and inputs that are derived principally from or corroborated by observable market data correlation or other means

Level 3 —	Inputs that are unobservable and significant to the fair value measurement

The Company is required to record or disclose the fair value of certain assets and liabilities.  The fair value guidance described above is used in measuring and recording the fair value of the liability associated with the Abell Warrants, and the fair value of the financial derivatives including the Round C Warrants and the Bridge Financing.  This fair value guidance also applies to the disclosure of the fair value of financial instruments not otherwise recorded in the Company’s consolidated balance sheet at fair value.

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		September 30, 2013
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,158,655	$-	$-	$1,158,655
Abell Option	6,761,366	-	-	6,761,366
Round C Warrants	1,084,867	-	-	1,084,867
Bridge Loan	1,080,000	-	-	1,080,000

	$10,084,888	$-	$-	10,084,888

		December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$831,806	$-	$-	$831,806
Round C Warrants	230,349	-	-	230,349
Bridge Loan	1,528,500	-	-	1,528,500

	$2,590,655	$-	$-	$2,590,655

The following is a reconciliation of level 3 fair value measurements for the nine months ended September 30, 2013 and 2012, respectively.

	Abell	Abell		Bridge
	Warrants	Option	Round C Warrants	Loan

Balance, December 31, 2012	$831,806	$-	$230,349	$1,528,500
Issuance/settlement of securities	275,813	5,954,545	792,589	(838,000)
Fair value change included in earnings	51,036	806,821	61,929	389,500

Balance, September 30, 2013	$1,158,655	$6,761,366	$1,084,867	$1,080,000

	Abell		Bridge
	Warrants	Round C Warrants	Loan

Balance, December 31, 2011	$36,940	$-	$-
Issuance of securities	79,022	-	969,000
Fair value change included in earnings	619,654	-	484,500

Balance, September 30, 2012	$735,616	$-	$1,453,500

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model.  More specifically, the Black-Scholes option pricing model was utilized in the valuation of the Abell Warrants and a Monte Carlo simulation methodology was utilized in the valuation of the Round C Warrants.  The following assumptions were used to estimate the fair value of the warrants as of September 30, 2013 and December 31, 2012:

	Abell Warrants		Round C Warrants
	September 30,	December 31,	September 30,	December
	2013	2012	2013	31,2012

Volatility	85%	90%	85%	90%
Exercise price	$4.68	$4.68	$6.05	$3.05-$6.96
Stock price	$5.95	$5.71	$5.95	5.71
Risk free interest rate	2.28-2.52%	0.27%	1.03-1.38%	0.68-.072%
Dividend yield	0%	0%	0%	0%
Expected life (in years)	8.1-9.3	9.0	4.1-5.0	4.8-5.0

As described in Note 3 to these unaudited condensed consolidated financial statements, the exercise price of the Abell Warrants is ultimately dependent upon the per share price and size of future rounds of equity financing.  The Black-Scholes option pricing model was used to value the Abell Warrants as management believes that it can reasonably estimate the terms and conditions of future equity offerings that would impact the valuation of the Abell Warrants.  Management’s ability to estimate these terms is based in part upon the terms and conditions of binding agreements to raise future equity capital in place at the time of each valuation.

As described in Note 3 to these unaudited condensed consolidated financial statements, the Round C Warrants include a form of anti-dilution protection that may result in future adjustments to the terms of the warrants.  A Monte Carlo simulation approach was used to value the Round C Warrants since the terms are subject to adjustment based on future issuances of the Company’s stock.  This approach incorporates a range of simulated future stock prices to derive the range of potential exercise prices used as inputs to the model.

Because of the inherent subjectivity in the assumptions used to estimate the fair value of the Abell Warrants and the Round C Warrants, the Company considers the derived fair value to have been determined using Level 3 inputs.

Significant changes to the assumptions used in the Company’s model would result in changes in the fair value of the Abell Warrants and the Round C Warrants.

Abell Option

As described in Note 3 to these unaudited condensed consolidated financial statements, the number of shares issuable under the Abell Option is dependent upon the lowest price paid for shares in a future qualified round of equity financing.  Management has valued the Abell Option based upon an estimate of the fair value of the Company’s underlying stock because management believes it can reasonably estimate the occurrence and the terms of the future equity offering necessary to trigger Abell’s right to exercise the option and establish an exercise price, and because the right to exercise the option has no expiration.  Given the perpetual exercise right, the Company believes it is reasonable to consider the shares issuable under the Abell Option as common stock equivalents.

As of January 16, 2013, the date of issuance for the Abell Option,  the Company reasonably expected the undiscounted common stock price issuable under the Subsequent Financing Agreement (see Note 5) to be $5.50 per share, discounted to $4.40 per share.  Therefore, the $5 million investment divided by the discounted share price of $4.40 yielded an option for 1,136,364 shares.

Since the Abell Option is perpetual, each option share has a value of the underlying common stock share or $5.24 per share as of date of issuance.  The $5.24 per share value results in an aggregate value of approximately $5.95 million.  This value will be adjusted at the end of each reporting period, based on the valuation of the underlying common stock.  The gain or loss on the value of the Abell Option will be recorded on the financial statements as a Gain or Loss on Financial Instruments.

Because of the inherent subjectivity in the assumptions used to estimate the fair value of the Company’s common stock, the Company considers the derived fair value to have been determined using Level 3 inputs.

Significant changes to the assumptions used in the Company’s model would result in changes in the fair value of the Abell Option.

Bridge Loan

The estimated fair value of the Bridge Loan was determined based upon the present value of probability weighted cash flows, using assumptions about the timing and amount of future cash flows and discount rates that management considers to be appropriate in the circumstances.  Because of the inherent subjectivity in management’s assumptions, the Company considers the derived fair value to have been determined using Level 3 inputs.

Significant changes to the assumptions used in the Company’s model would result in changes in the fair value of Bridge Loan.

Disclosure of the Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, and accounts payable, are carried at amounts that approximate their fair values due to the short term nature of these financial instruments.  The fair value of the Abell Loan approximates its carrying value due to the short term nature of the Abell Loan’s maturity.  The fair value of the Organon Obligation approximates its carrying value as the note is due on demand.

10. Redeemable Preferred Stock and Stockholders’ Equity

As of January 1, 2011, the aggregate number of shares which the Company was authorized to issue was 75,000,000 shares of common stock with par value of $.0001 per share and 50,000,000 shares of preferred stock.  The Company designated 15,000,000 shares of preferred stock as Series AA Convertible Redeemable Preferred Stock with a par value of $.0001 per share (“Series AA”) and 35,000,000 shares of preferred stock as Series B Convertible Redeemable Preferred Stock with a par value of $.0001 per share (“Series B”).

In August 2012, the Company amended and restated its Certificate of Incorporation to increase the number of shares authorized for issuance to 200,000,000 shares of common stock with a par value $.0001 and 50,000,000 shares of preferred stock with a par value of $.0001 per share.

Common Stock

On August 1, 2012, the Company issued 1,507,666 shares of common stock to the holders of the Series AA preferred stock in consideration for the conversion of all outstanding shares of Series AA preferred stock.

On August 1, 2012, the Company issued 16,656,082 shares of common stock to the former holders of our Series B Preferred Stock in consideration for the conversion of all outstanding shares of Series B preferred stock.

In August 2012, the Company issued 236,364 shares of common stock to Kodiak in exchange for their commitment to enter into the equity financing agreements described in Note 5 to these unaudited condensed consolidated financial statements.  The Company estimated the fair value of the common stock issued to be approximately $1.3 million and has recorded that value as a deferred cost.  These costs will be offset against the anticipated proceeds of the equity financing agreements with Kodiak.  The carrying value associated with these shares of common stock is included in long-term prepaid expenses in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012.  The amount will be written off if no proceeds are received or it is determined that financing will not be probable.

From October 2012 through December 2012, the Company raised additional capital totaling approximately $920,002 through the issuance of 167,273 shares of common stock (Round C Stock) and common stock warrants (Round C Warrants) to purchase 50,181 shares of common stock.  The Company allocated $725,757 of the total proceeds to the common stock and $194,245 of the total proceeds to the common stock warrants.

In addition, in December of 2012, the Company satisfied a payable to a board member of the Company in the amount of $169,729 by issuing 30,860 shares of Round C Stock and Round C Warrants exercisable into 9,258 shares of common stock.  The Company allocated $133,624 to the common stock and $36,105 of the total proceeds to the common stock warrants.

From January 1, 2013 through September 30, 2013, the Company raised additional capital totaling approximately $3.2 million (net of issuance costs) from the issuance of 587,979 shares of Round C Stock and additional Round C Warrants to purchase 176,392 shares of common stock.  The Company allocated approximately $2.6 million of the total 2013 proceeds to the common stock and approximately  $628,000 of the total proceeds to the common stock warrants.

In May 2013, the Company issued 152,359 shares of common stock to certain holders of the 2012 Bridge Loan that had elected to convert their rights to receive cash into common stock of the Company.  The Company also issued additional Round C Warrants exercisable into 136,304 shares of common stock of the Company, with an exercise price of $6.05 per share.

The Round C Warrants described above are derivative financial instruments.  The terms and conditions of the Round C Warrants are described in Note 3 to the consolidated financial statements.

Series AA Preferred Stock

In 2010, the Company created a class of preferred stock known as Series AA preferred stock and authorized 15,000,000 shares for issuance as Series AA preferred stock.  All shares of Series AA were issued with an original purchase price of $9.0797 per share (“Series AA Original Issuance Price”).  As noted above, all shares of Series AA were converted into common stock of the Company in 2012.

Dividends - Dividends on Series AA were cumulative and accrue at a rate of 7% of the Series AA Original Issuance Price, payable in cash or through the issuance of additional shares of Series AA when and if declared.  If paid in stock, the shares to be issued are calculated by dividing the accrued dividend amount by the Series AA Original Issuance Price.

Conversion - Each share of Series AA was convertible at any time at the option of the holder or automatically upon a qualified public offering.  The conversion ratio was one to one, subject to adjustment for specific dilutive events.  In addition, the conversion ratio would be adjusted in the event the Company issues additional Series B shares, under the Mandatory Series B issuance described below, such that the Series AA in the aggregate could convert shares of Series AA into the same percentage of the outstanding common stock, on a fully-diluted and as-converted basis, as such holders of Series AA were entitled to convert immediately prior to the issuance of the Mandatory Series B Issuance.  The conversion feature was determined to be clearly and closely related to the Series AA as that term is defined under Topic 815 and, as a result, is not required to be accounted for as a free standing derivative financial instrument.  Management has also determined that the conversion feature does not represent a beneficial conversion feature as defined in ASC Topic 740-20, Debt, Beneficial Conversion (“Topic 470-20”).

Voting and Board Representation - The holders of Series AA generally were entitled to vote, together with the holders of Series B and common stock.  Each preferred stockholder was entitled to the number of votes equal the number of shares of common stock into which each share of Series A were convertible at the time of such vote.  The holders of Series AA were entitled to elect one member to the board of directors of the Company.

Redemption – Prior to the conversion into common stock in 2012, the Series AA were subject to redemption at the option of the holder beginning February 5, 2015 for the Series AA Original Issuance price plus accrued and unpaid dividends.

Liquidation Preference - The holders of Series AA had liquidation preference over the holders of Series B and Common Stock.  In the event of liquidation, holders of Series AA would be entitled to receive, prior to any distributions to the holders of Series B or common stock, an amount per share equal to the greater of (i) the Series AA Original Issuance Price plus accrued and unpaid dividends or (ii) such amount per share payable had the shares of Series AA been converted into common stock prior to liquidation.

From January 13, 2011 to October 24, 2011, the Company issued 123,015 shares of Series AA Preferred Stock to 15 third party investors in a private offering at a price of $9.0797 per share resulting in net proceeds of approximately $1.1 million after approximately $14,000 in related stock issuance costs.

The activity related to Series AA Preferred Stock for the nine months ended through September 30, 2012 is as follows:

	Series AA Preferred Stock
	Shares	Amount

Balance, December 31, 2011	913,361	$8,993,418

Accretion on preferred stock		365,770

Conversion to common stock	(913,361)	(9,359,188)

Balance, September 30, 2012	-	$-

Series B Preferred Stock

In 2010, the Company created a class of preferred stock known as Series B preferred stock and authorized 35,000,000 shares for issuance as Series B Preferred Stock.  All shares of Series B were issued pursuant to a Stock Exchange Agreement entered into concurrently with the June 2010 Asset Transfer Agreement with Intracel.  As noted above, all shares of Series B were converted into common stock in 2012.

Dividends - Dividends on Series B were cumulative and accrue at a rate of 7% of $9.0797 per share, payable in cash or through the issuance of additional shares of Series B when and if declared.  If paid in stock, the shares to be issued were calculated by dividing the accrued dividend amount by $9.0797.

Conversion - Each share of Series B was convertible at any time at the option of the holder or automatically upon a qualified public offering at a conversion ratio of one to one, subject to adjustment for specific dilutive events.  The conversion feature was determined to be clearly and closely related to the Series B as that term is defined by Topic 815 and, as a result, is not required to be accounted for as a free standing derivative financial instrument.  Management has also determined that the conversion feature does not represent a beneficial conversion feature as defined in Topic 470-20.

Issuance of Additional Series B - The holders of Series B had the right to receive additional shares of Series B in an amount necessary to cause the holders of Series B holders to maintain their equity ownership of the Company on a fully-diluted and as-converted following any anti-dilutive event.  These anti-dilution rights are further explained below.

Voting and Board Representation - The holders of Series B generally were entitled to vote, together with the holders of Series B and common stock.  Each preferred stockholder was entitled to the number of votes equal the number of shares of Common Stock into which each share of Series B were convertible at the time of such vote.  The holders of Series B were entitled to elect 20% of the members to the board of directors of the Company, but not less than one member.

Redemption - Prior to conversion into common stock in 2012, the Series B were subject to redemption at the option of the holder beginning February 5, 2015 for the $9.0797 per share plus accrued and unpaid dividends.

Liquidation Preference - The holders of Series B had liquidation preference over the holders of common stock.  In the event of liquidation, holders of Series B would be entitled to receive, after payment of the Series A liquidation preference but prior to any distributions to the holders of Common Stock, an amount per share equal to the greater of (i) the Series AA Original Issuance Price plus accrued and unpaid dividends or (ii) such amount per share payable had the shares of Series B been converted into common prior to liquidation.

Anti-dilution Rights - As discussed in Note 4 to these unaudited condensed consolidated financial statements the Series B preferred stock issued to Intracel in 2010 requires the Company to maintain Intracel’s ownership interest in the Company at not less than 50% of the total outstanding equity ownership of the Company on a fully-diluted and as-converted basis.  Pursuant to these provisions, rights to additional shares of Series B preferred stock in the amount of 1,972,919 shares in 2010, 233,620 shares in 2011; and 24,166 shares in 2012 accumulated in those periods, respectively.  During 2012, all outstanding shares of Series B were converted to common shares.  The conversion ratio was adjusted as a result of these provisions increasing the number of common shares issued by 2,230,705 shares.  These anti-dilution rights expired upon conversion of the Series B preferred stock to common stock in 2012.  The anti-dilution rights afforded to holders of the Series B were determined to be clearly and closely related to the Series B as that term is defined in Topic 815 and as a result these rights are not required to be accounted for as a free standing derivative financial instrument.

The subscription agreement for the Company’s most recent financing through the issuance of common stock (“Round C”) provides a form of anti-dilution protection to subscribers.  Pursuant to the subscription agreement, if the market price of the Company’s common stock on the effective date of the Company’s initial public offering (“IPO Price”) is less than $5.50 per share, then the Company will issue to each subscriber additional shares of common stock.  The number of shares issued would equal the difference between a) the number of shares that would have been issued if the price per unit was equal to the greater of the IPO Price or $5.00 and b) the number of shares originally issued to the subscriber.  The anti-dilution rights are determined to be clearly and closely related to the Round C common stock as that term is defined in Topic 815 and as a result these rights are not required to be accounted for as a free standing derivative financial instrument.

The activity related to Series B Preferred Stock for the nine months ended September 30, 2012 is as follows:

	Series B Preferred Stock
	Shares	Amount

Balance, December 31, 2011	14,425,377	$110,135,123

Accretion on preferred stock	-	16,103,077

Conversion to common stock	(14,425,377)	(126,238,200)

Balance, September 30, 2012	-	$-

11. Stock-Based Compensation

Restricted Stock

The Company from time to time has issued shares of restricted common shares to employees. From August 2010 through December 31, 2012, the Company issued 119,734 shares of restricted common stock to employees whose vesting is contingent upon a successful initial public stock offering.  In 2007 and 2010 the Company issued 180,000 and 1.1 million shares, respectively of restricted common stock to employees whose vesting is dependent upon future employment.  Those shares generally vest over periods of 4 to 5 years.

The Company records compensation expense for the award of restricted stock based upon the awards fair value determined as the  based  difference in the estimated fair value of the Company’s common stock and the price paid by the employee, if any, generally on the date of grant.  The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period.  No compensation cost has been or will be recognized for the restricted stock awards whose vesting is contingent upon a successful initial public offering until such event is probable of occurring.  As of September 30, 2013, management has determined that such an event is not yet probable of occurring.

No restricted stock was awarded and no shares of outstanding restricted stock vested in the three month or nine months ended September 30, 2013 and 2012.  As a result, no compensation expense has been recorded in the three or nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 119,734 shares of common stock was approximately $410,000, which will be recognized upon a successful initial public offering of the Company’s stock.  The nonvested restricted stock awards have a weighted average remaining contractual term of approximately 8.0 years.

In December 2010, the Company committed to issue $462,500 of restricted stock, subject to restrictions yet to be defined, to an officer of the Company if and only if the Company completes a financing round that provides bona fide equity capital to the Company of at least $35.0 million.

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services rendered. As of September 30, 2013, 785,575 warrants were issued and outstanding with exercise prices ranging from $1.00 to $5.50.  To date, all warrants have been issued for past services, with the exercise prices at least equal to the then estimated fair value of the underlying security, were fully vested upon issuance, and had contractual terms ranging from 2.5 to 7.5 years.  No stock warrants were issued to non-employees for services in the three or nine months periods ended September 30, 2013 and 2012, respectively.

The following table summarizes information related to warrants outstanding issued to non-employees in exchange for services as of September 30, 2013:

		Weighted Average	Weighted Average
Exercise price	Shares	Remaining Life	Exercise Price

$1.00	705,575	1.30	$1.00
$5.50	80,000	3.99	$5.50

Total	785,575

Stock Options

On July 17, 2012, the Company’s board of directors approved the grant of 200,000 options to acquire Vaccinogen common stock to be awarded to existing employees.  No options were issued through December 31, 2012.  On October 23, 2012, the Company committed to grant an option to purchase 20,000 shares of common stock to an employee if the Company’s stock begins trading on the “Over the Counter Bulletin Board”. The exercise price of the award will be equal to the Company’s stock closing price on the first day of trading on the “Over the Counter Bulletin Board” and the awards will vest over four years from that date.  The first day of trading occurred on June 7, 2013 and set the exercise price at $7.00 per share for those grants outstanding at the time.

In June 2013, the Company issued 90,000 stock options to employees and 17,000 stock options to non-employees, all exercisable into common stock of the Company.  The awards have an exercise price of $7 per share, have a contractual life of 10 year, and vest 25% per year from the date of grant.  The Company estimated the total value of the awards using the Black-Scholes option pricing model for both employees and consultants.  The Company used the following assumptions in estimating the fair value of the employee and non-employee stock options granted in the three and six months ended June 30, 2013:

	Employee	Non-Employee
Volatility	80%	80%
Exercise price	$7.00	$7.00
Stock price	$5.75	$5.75
Risk free interest rate	1.35%	2.17%
Dividend yield	0%	0%
Expected life (in years)	6.25	10

The grant date fair value for the stock-based employee awards was $3.82 per option.  This amount will be expensed on a straight-line basis over the vesting period.  The grant date fair value for the stock-based awards to non-employees was $4.58.  Unvested non-employee options will be expensed based on their fair market value at each reporting period. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2013, $17,360 and  $24,108 respectively.  The Company assumed a forfeiture rate of 0% based upon its estimate of the number of awards that will ultimately vest.

As of September 30, 2013, there is approximately $211,282 and $71,718 of unrecognized compensation expense for employee and non-employee awards that will be recognized over a remaining average vesting period of 3.7 years. The weighted average remaining contractual term for both the employee and non-employee awards was approximately 9.7 years as of September 30, 2013.

12. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2013. In addition, the Company leases storage facilities on a month to month basis.  The Company recorded rent expense of approximately $37,600 and $36,700 for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded rent expense of approximately $104,000, and $78,000 for the nine months ended September 30, 2013 and 2012, respectively.

Minimum future rental payments under non-cancelable operating leases, including amendments to leases entered through the date the financial statements were available to be issued, total $32,819 and $20,358 for 2013 and 2014 respectively.

Royalty Agreement with Intracel

Pursuant to the Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Colon Cancer Products (as defined): (i) 3% of net sales on the first $350.0 million of Net Sales of Colon Cancer Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Colon Cancer Products occurring in the calendar year in excess of $350.0 million and up to and including $750.0 million and (iii) 5% of net sales of Net Sales of Colon Cancer Products occurring in the calendar year in excess of $750.0 million.

Royalty Agreement with Organon

The Company has agreed to pay Organon a royalty of 10% of the Net Sales of OncoVAX® (and all other TICE BCG related products, if any) until the Organon Obligation is paid in full, including interest, and 3% for 5 years thereafter.

Litigation

The Company may be subject to certain claims arising in the ordinary course of business.  The Company and a vendor are in dispute over amounts owed for services performed.  A demand has been presented to the Company in the amount of approximately $150,000.  Management believes the vendor did not perform under the terms of the contract and contends that no amounts are due to the vendor.  Management has offered to settle the matter for $75,000 to be paid upon the Company acquiring additional financing and has accrued $75,000 in the accompanying financial statements.

13. Related Party Transactions

Vaccinogen’s chief executive officer is a minority shareholder of Intracel and currently, holds less than 1% interest in Intracel.

On April 15, 2012, Intracel provided an unsecured note payable in the amount of $30,000. The note is unsecured, non-interest bearing, and becomes due on the date on which a minimum equity raise of $1.0 million occurs. Currently the note is in default.  The carrying value of the note payable to Intracel is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of September 30, 2013.

In 2012, an executive of the Company loaned the Company $10,000.  As of September 30, 2013, the balance due of $4,099 is past due and in default. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of September 30, 2013.

As discussed in Note 10, on February 14, 2012, a member of the board of directors of the Company, agreed to loan the Company money to pay one of the Company’s vendors an outstanding amount of $169,729.  The Company subsequently issued to this board member 30,860 shares of common stock and a Round C Warrant exercisable into 9,258 shares of common stock of the Company.

14. Supplemental Disclosure of Cash Flow Information

For the three months ended September 30, 2013 and 2012, the Company made interest payments of $33,117 and $0, respectively.  For the nine months ended September 30, 2013 and 2012, the Company made interest payments of $267,331 and $2,785, respectively.

In May 2013, the Company issued 152,359 shares of common stock to certain holders of the 2012 Bridge Loan that had elected to convert their rights, with a value of $838,000, into common stock of the Company.  The Company also issued additional Round C Warrants exercisable into 45,705 shares of common stock of the Company, with an exercise price of $6.05 per share.

15. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were filed.

For the period of October 1, 2013, to November 13, 2013, the Company raised $ 331,546 of capital from the issuance of 60,281 shares of common stock and Round C Warrants exercisable into 18,084 shares of common stock.

On October 29, 2013 the Vaccinogen Board of Directors by Unanimous Written Consent extended until December 31, 2013 the Round C current offering of up to 2,370,546 units of common stock and warrants.

On October 31, 2013 the S-1 registration statement filed with the Securities & Exchange Commission became effective.  Concurrent with the effectiveness of the registration statement, holders of the Round C offering will be issued additional shares  to reflect the difference between the $5.50 Round C offering price and the market price of $5.35 on the date of effectiveness.  New investors will also be issued the additional shares.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2013 and beyond.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2012 and 2011.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” and “Trends & Outlook” section. Our actual results may differ materially.

Overview

We are a biotechnology company founded in 2007 relying on over three decades of prior research by our Chief Executive Officer and his colleagues into combating cancer by using the body’s own immune system. Vaccinogen is the developer of OncoVAX®, which we believe is the only patient specific immunotherapy for Stage II colon cancer and our technology may also have application in other tumor types, notably melanoma and renal cell carcinoma.

Colon cancer represents the third most common form of cancer in both the US and Europe. American Cancer Society statistics suggest there will be about 102,000 new cases of colon cancer diagnosed within the US. The European Cancer Observatory estimates that there were about 245,000 new cases of colon cancer across Europe.

We have broad patents covering the OncoVAX® technology in the U.S. and eight other countries, Australia, Canada, Switzerland, Germany, France, Great Britain, Ireland and Italy. These patents and applications provide broad coverage for the production of autologous cancer vaccines. The key protection of OncoVAX®, in addition to considerable expertise protected as trade secrets, is the broad, issued patent protection around the production of autologous, sterile, metabolically active cancer vaccines developed by us.  This patent, entitled “Sterile Immunogenic Non-Tumorigenic Tumor Cell Composition and Methods” was issued in 2009 and expires no sooner than 2025.  We believe that sterility will be required for any product to reach the US market and likely in any other market with an approved sterile vaccine like the one we have developed. This could result in a regulatory barrier to entry to competitors.

We hold 1 U.S. patent to related technologies and including the sterility patent referred to above, 2 U.S. patents total.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. We hold considerable proprietary expertise related to the OncoVAX® technology, including the production of autologous cancer vaccines. We have brand names for our OncoVAX® products and related technologies, and anticipate filing 5 trademark applications for these and related marks.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities, to advance our technologies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30, in which case we would no longer be an emerging growth company as of the following December 31.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies.  We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies.

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO) in an effort to achieve the following:

1.
Complete the pivotal Phase IIIb clinical trial of this autologous vaccine, OncoVAX®, which is a new paradigm to prevent the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior Phase IIIa.

2.	Develop near term revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories as well as for additional carcinoma indications.

3.	Develop diagnostic and therapeutic drug products as well as near-term revenues by exploiting its distinctive Human Monoclonal Antibodies (“HuMabs”) technology.

Trends & Outlook

Revenue

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

We are mainly focused on: preparing for the initiation of Phase IIIb clinical trials relating to OncoVAX® and our research regarding human monoclonal antibodies (HuMabs).

On a long-term basis, we anticipate that our revenue will be derived primarily from global sales of our OncoVAX® product and licensing fees.  Commercialization of the OncoVAX® product is dependent on successful completion of a Phase IIIb clinical trial and subsequent approval by the FDA.

Research & Development Expenses

Our research and development costs consist of expenses incurred in activities connected with the development of a stage II colon cancer vaccine. These expenses consist primarily of the amortization of intangible assets, cost of conducting clinical trials, salaries and related expenses for personnel, fees paid to professional service providers and, costs of a manufacturing facility in The Netherlands.  We expect that research and development expenses will increase in the near term with the onset of the Phase IIIb clinical trial.

Clinical Trials

The FDA has requested a second, confirmatory, randomized controlled Phase III trial of OncoVAX® in Stage II colon cancer. The principal objective of Vaccinogen is to organize a team to conduct a confirmatory Phase IIIb trial in Stage II colon cancer. The protocol of this trial, including endpoints and the statistical analysis plan is the subject of an SPA agreement granted by the FDA.

This study will be carried out under a Special Protocol Assessment (SPA) that was negotiated with the FDA in 2010. An SPA granted by the FDA provides a mechanism for the sponsors and the FDA to reach agreement on size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval. The primary endpoint of this pivotal Phase IIIb trial is recurrence-free survival (RFS) with an interim analysis after 70 “events,” and a final primary analysis three years following completed enrollment. “Events” are incidents of either recurrent disease or death. The study is powered at 90% to detect a 50% improvement in RFS versus resection only for final analysis with an adjustment for interim analysis. The power calculations in the study assume an event rate and distribution that match those observed in the 8701 Phase IIIa study. If a robust p value is achieved at the interim analysis, the Biologics License Application (BLA) can be filed with the FDA’s center for Biologics Evaluation and Research (CBER) at that point. Past clinical trials using the optimal regimen with four immunizations will be accepted as supportive studies during the FDA review of the BLA.

The Phase IIIb study will enroll 550 patients, randomized 1:1 to receive surgery alone, or surgery plus OncoVAX®. Patients will be followed on a regular schedule to see whether and when their cancer might reappear. The experience with OncoVAX® in the 8701 study showed that in the relevant Stage II group, disease recurrence happened more quickly and more frequently in those patients who received surgery alone. If the Phase IIIb trial replicates the experience of the 8701 patients, the interim analysis after 2/3 of the expected events should give a clear and statistically significant separation between the Kaplan-Meier curves at that point, and would form the basis for a BLA seeking marketing approval from the FDA.

It is important to emphasize that the FDA has agreed that RFS is the most appropriate endpoint to evaluate a trial in Stage II colon cancer. The alternative in cancer studies is often  overall survival (OS).  An OS endpoint has several drawbacks in this case. The average age of patients presenting with colon cancer is 65 years, so deaths from causes other than the tumor will dilute the outcome in both arms. Patients in either arm whose disease recurs will receive chemotherapy and other treatments for their metastatic disease, and the success of these treatments will dilute the impact of earlier therapies such as OncoVAX® on OS. From a patient perspective, being disease free is clearly a meaningful endpoint.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that general and administrative expenses will increase as we progress through the clinical phase of development into commercialization.

Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimate - Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements.  On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets.  The Company may base such estimates on various assumptions including information received from valuation consultants which it believes to be reasonable under the circumstances.. Actual results could differ from those estimates.

Intangible Assets- Intangible assets consist primarily of the cost of the acquired patents associated with OncoVAX® to be used in research and development and the commercialization cancer related vaccines.    The Company has capitalized the cost of OncoVAX® because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines.  Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis, over the estimated useful economic life of the patent, which is 15 years for OncoVAX®.

The carrying value of the Company’s intangible assets is $64,401,383 and  $69,428,831 as of September 30, 2013 and December 31, 2012.  Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares cash flows, undiscounted, for each asset or asset group.  The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist.  If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present.  If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated fair value of the asset or asset group.

The Company considers various factors when evaluating whether there are indications that the carrying value of its intangible assets may not be recoverable.  Among others, those factors include, adverse changes in marketplace conditions or in the regulatory or legal environment impacting the anticipated use of OncoVAX® and related patents for their intended purpose in research and development and eventual commercialization, significant increases as compared to budget in the level of investment necessary to conduct research and development, clinical trials, and eventual commercialization of OncoVAX®, significant negative variances to budget for operating losses and operating cash flow deficits, and indications of adverse changes in the value of the Company’s equity.

The Company considers these factors no less frequently than the end of each reporting period, including as of September 30, 2013. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development.  The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan.   The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets.  The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through September 30, 2013, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets are not recoverable.

Fair Value of Financial Instruments - Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied.

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, as defined by the new guidance related to fair value measurements and disclosures, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1-  Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

We carry no investments classified as Level 1.

Level 2 - Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

We carry no investments classified as Level 2.

Level 3-  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Our warranty and Bridge Loan obligations are considered Level 3.

For a further discussion regarding fair value measurements, see Note 9 on Fair Value in the Notes to Financial Statements.

Accounting for Warrants – We have adopted FASB guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC Topic 815, Derivatives and hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain of our warrants were considered to be derivatives and were valued using various assumptions as they are recorded as liabilities.

Research and Development Costs – Research and development costs that do not have alternative future use are expensed as incurred.  Research and development expenses primarily include the amortization of intangible assets, cost of conducting clinical trials, compensation and related overhead for employees, consultants, facilities costs and the cost of materials purchased for research and development.

Stock Based Compensation – The Company measures the cost of employee services received in exchange for stock options or restricted stock awards based upon the fair value of the award on the date of the grant. The Company recognizes the estimated grant date fair value of the award as stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company initially measures the cost of awards granted to non-employees based on the fair value of the award on the date of grant however such cost is re-measured at the end of each reporting period until performance is fully satisfied or services are rendered by the non-employee.

The fair value of stock options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock.  The fair value of non-vested stock awards is determined based upon the estimated fair value of the Company's common stock.

Results of Operations

Consolidated Statement of Operations Data

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	2,145,358	2,040,196	6,335,026	5,991,088
General and administrative expenses	728,357	933,986	8,701,048	2,092,134

Total Operating Expenses	2,873,715	2,974,182	15,036,074	8,083,222

Loss from Operations	(2,873,715)	(2,974,182)	(15,036,074)	(8,083,222)

Loss on Financial Instruments	(361,903)	(1,091,520)	(1,585,099)	(1,160,726)

Interest and Other Expenses	(371,475)	(68,054)	(508,495)	(244,445)

Net Loss	$(3,607,093)	$(4,133,756)	$(17,129,668)	$(9,488,393)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Nine Months Ended September 30, 2013 and 2012

Our operating expenses totaled $15,036,074 and $8,083,222 in the nine months ended September 30, 2013 and September 30, 2012 respectively.  The operating expenses are discussed in further detail below.

Research and Development Expenses

Nine Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%
$6,335,026	$5,991,088	$343,938	5.74%

Research and development expenses increased to $6,335,026 in the nine months ended September 30, 2013, or approximately 5.74%, from $5,991,088 in the nine months ended September 30, 2012. These expenses include $5,000,000 for amortization of intangibles, related to OncoVax® intellectual property, for the nine months ended September 30, 2013 and 2012. The increase was primarily attributable to increased activity in preparation of the upcoming Phase IIIb clinical trial, including the processing of test tumors in Emmen ($100,000); increased consulting fees ($113,000) and personnel related expenses of ($145,000).

General and Administrative Expenses

Nine Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$8,701,048	$2,092,134	$6,608,914	315.89%

General and administrative expenses increased to $8,701,048 in the nine months ended September 30, 2013 from $2,092,134 in the comparable period in 2012. The increase of $6,608,914, from 2012 to 2013 was attributable to the estimated value of the Abell Option issued with respect to the Abell Investment Agreement in January 2013 ($5,954,545); increases in accounting fees ($1,000,000), legal fees ($201,000), and partially offset by a decrease in salaries of ($300,000). The Abell Investment agreement is discussed in Note 3 of the unaudited condensed consolidated financial statements.

Operating Expenses – Three Months Ended September 30, 2013 and 2012

Our operating expenses totaled $2,873,715 and $2,974,182 in the three months ended September 30, 2013 and 2012 respectively.  The operating expenses are discussed in further detail below.

Research and Development Expenses

Three Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$2,145,358	$2,040,196	$105,162	5.15%

Research and development expenses increased to $2,145,358 in the three months ended September 30, 2013, or approximately 5.15%, from $2,040,196 in the three months  ended September 30, 2012. These expenses include approximately $1,700,000 for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended September 30, 2013 and 2012. The increase was primarily attributable to increased activity in preparation of the upcoming Phase IIIb clinical trial, including increased consulting fees ($67,000) and increased research and clinical expenses ($37,000).

General and Administrative Expenses

Three Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$728,357	$933,986	$(205,629)	-22.02%

General and administrative expenses decreased to $782,357 in the three months ended September 30, 2013 from $933,986  in the comparable period in 2012. The decrease of $205,629, from 2012 to 2013 was attributable to decreases in consulting fees ($373,000) , depreciation ($49,000), promotion expenses ($50,000) offset by increases in accounting fees ($95,000), legal fees ($28,000), insurance premiums ($35,000), salaries ($52,000), travel expenses ($21,000) and SEC filing and related fees ($18,000).

Nonoperating Expense – Nine Months Ended September  30, 2013 and 2012

Nonoperating expenses were $2,093,594 and $1,405,171 in the nine months ended September 30, 2013 and 2012 respectively. The nonoperating expenses are discussed below.

Loss on Financial Instruments

Nine Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$1,585,099	$1,160,726	$424,373	36.56%

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on stock values or management’s assessment of the probability of qualifying events which may effect the fair value of the Financial Instrument.

Loss on Financial Instruments was generated due to changes in the estimated fair value during the nine months ended September 30, 2013. Losses were recorded for the Round C Warrants in the amount of approximately ($62,000), The Abell Option of approximately ($807,000), The Bridge Loan ($389,000) and the Abell Warrants ($327,000).

The Company issued additional warrants associated with the January 2013 amendment as a result of the deemed extinguishment of the Abell Loan.  The fair value of the warrants ($275,813) is included in the Loss on Financial Instruments. Further discussion of this transaction can be found in Note 3 and Note 9 to the unaudited condensed consolidated financial statements.

The September 30, 2012 Loss on Financial Instruments was attributable to the change in the estimated fair value of the Abell Warrants of approximately ($620,000) and the Bridge Loan of approximately ($485,000)

Interest and Other Expenses

Nine Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$508,495	$244,445	$264,050	108.02%

Interest expense increased to $508,495 for the nine months ended September 30, 2013 from $244,445 for the comparable period in 2012.  The increase of $264,050 is primarily due to the issuance of contingent warrants under the Amendment No, 5 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of $314,000.

Nonoperating Expense – Three Months Ended September 30, 2013 and 2012

Nonoperating expenses were $733,378 and $1,159,574 in the three months ended September 30, 2013 and 2012 respectively. The nonoperating expenses are discussed below.

Loss on Financial Instruments

Three Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$361,903	$1,091,520	$(729,617)	-66.84%

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on stock values or management’s assessment of the probability of qualifying events which may effect the fair value of the Financial Instrument.

Loss on Financial Instruments was generated due to changes in the estimated fair value for the three  months ended September 30, 2013 for the Abell Option of approximately($227,000) and the Round C Warrants of approximately ($67,000) and Abell Warrants of approximately( $67,000).

The September 30, 2012 loss on Financial Instruments was attributable to the change in the estimated fair value of the Abell Warrants ($550,000) and the Bridge Loan ($485,000).

Interest and Other Expenses

Three Months Ended September 30,		Change in 2013 v. 2012
2013	2012	$	%

$371,475	$68,054	$303,421	445.85%

Interest Expense increased to $371,475 for the three months ended September 30, 2013 from $68,054 for the three months ended September 30, 2012 for an increase of $303,421, primarily as a result of the issuance of contingent warrants under the Amendment No, 5 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of $314,000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities.

	Nine Months Ended September 30,		Change in 2013 v. 2012
	2013	2012	$	%
Net cash used in operating activities	$(3,018,509)	$(1,428,492)	$(1,590,017)	111.31%
Net cash used in investing activities	(5,310)	(138,175)	132,865	-96.16%
Net cash provided by financing activities	2,929,266	1,468,729	1,460,537	99.44%
Effect of foreign exchange rate changes on cash and equivalents	40,782	(124,307)	165,089	-132.81%
Net decrease in cash and cash equivalents	$(53,771)	$(222,245)	$168,474	-75.81%

Cash & Cash Equivalents

Total cash and cash equivalents were $60,069 at September 30, 2013, compared with $14,436 at September 30, 2012, for an increase of $45,633.  The increase in cash and cash equivalents was primarily attributable to cash of $3,233,887 received from our private placement of stock and warrants and $40,782 from impact of foreign currency on cash and cash equivalents, which amounts were offset by $3,018,509 of net cash used in operating activities and $5,310 of net cash used in investing activities in the nine months ended September 30, 2013.

Net Cash Used in Operating Activities

The net cash used in operating activities for the nine months ended September 30, 2013 consisted of our net loss of $17,129,668 which was offset by our non-cash adjustments of $14,111,159.  The net cash used in operating activities for the nine months ended September 30, 2012 consisted of our net loss of $9,488,393 which was offset for our non-cash adjustments of $8,059,901.  The increase of $6,051,278 in non-cash adjustments for the nine months ended September 30, 2013 is primarily attributable to the stock based expense of $5,954,545 related to the Abell option (for which there was no adjustment in the 2012 period) and an increase in loss on financial instruments of $480,945 in the nine months ended September 30, 2013 period as compared with the 2012 period.

Net Cash Used in Investing Activities

We invested $5,310 and $138,175 in the nine months ended September 30, 2013 and 2012 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

Listed below are key financing transactions entered into by us during 2013:

•      During the nine months ended September 30, 2013 we raised additional capital of approximately $3,234,000 through the issuance of 587,979 Units (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

Listed below are key financing transactions entered into by us during 2012:

•      Between April 2012 and September 2012, we issued $969,000 in unsecured notes payable to various investors.
•      On February 16, 2012, we received an additional $300,000, from The Abell Foundation, on the working capital loan originally taken in 2011 in the amount of $1.5 million, thereby increasing the amount outstanding to $1.8 million.

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our Phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of September 30, 2013 we had $60,069 in cash which is less than one month’s cash required to fund operations.   Our current monthly cash requirement is approximately $500,000.

Because we have recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to remain in operation at the same level we are currently performing.  Further, the report of BDO USA, LLP, our independent registered accounting firm, with respect to our financial statements at December 31, 2012 and December 31, 2011 contains an explanatory paragraph as to our potential inability to continue as a going concern.  Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

As discussed in Note 5 of the consolidated financial statements, the Company has entered into a series of agreements with the Kodiak Capital Group, LLC (“Kodiak”) to provide up to $26 million of additional equity capital, although subsequent to the date of the financial statements we and Kodiak mutually agreed to terminate the Investment Agreement for Kodiak’s investment of up to $1 million.  The proceeds from the agreements with Kodiak would primarily be used to continue the Company’s research and development activities including the furtherance of clinical trials using OncoVAX® to develop cancer related vaccines.  However, Kodiak is not required to provide funding until certain conditions are met, including the registration and trading of the Company’s equity securities as defined in those agreements.  There can be no assurance that the Company will meet the conditions under which Kodiak will be required to provide the equity capital or that the capital available under such agreements will be sufficient to allow the Company to funds its continuing research and development activities.  If the Company is unable to raise the additional equity capital from Kodiak, the Company will need to seek alternative sources of debt or equity capital.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company.

In addition, we are continuing our Unit offering of common stock and warrants.  The total offering is for $13,038,000 (or 2,370,546 Units) of which 2 million units were being offered for cash and 370,546 Units were being offered in respect of cancellation of certain outstanding indebtedness.  The Units have a purchase price of $5.50 per Unit and are comprised of one share of Common Stock and one Warrant, exercisable for five years, to purchase three-tenths (0.3) of a share of Common Stock at an exercise price of $6.05 per whole share.   Through September 30, 2013, we have sold (i) 755,252 Units for gross proceeds of $4,153,886 and (ii) 183,219 Units for cancellation of existing indebtedness.  Accordingly, at September 30, 2013, there were 1,432,075 Units remaining available for purchase in the Offering. Any funds received upon subscription for Units are immediately available to us, subject only to our arrangements with The Abell Foundation regarding repayment of our outstanding Note due them

As of September 30, 2013 and December 31, 2012, our contractual obligations for the next five years, and thereafter were as follows:

Future minimum operating lease payments:

	September 30, 2013	December 31, 2012
2013	$32,189	123,247
2014	20,358	-
2015		-
2016		-
2017		-
2018 and thereafter		-
Total minimum payments	$53,177	123,247

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.    See Item 10 of our Amendment No. 3 to Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 2, 2013.

2.    From October 1, 2013 through November 12, 2013, we issued 60,281 units (“Units”), with each Unit consisting 1 share of common stock and a warrant to purchase 0.3 shares of common stock resulting in the issuance of 60,281 shares of common stock and warrants to purchase 18,084 shares of our common stock. The purchase price for each unit was $5.50 per unit and the exercise price for each warrant was $6.05 per shares. We received gross proceeds of $331,546 from the sale of these Units for cash. The proceeds were used for working capital and general corporate purposes. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended. All investors in Unit offering were accredited investors and were solicited by officers (Michael Hanna and Andrew Tussing) of Vaccinogen and all investors had a substantial pre-existing relationship with such officers of Vaccinogen. The shares of common stock and warrants received were issued as restricted securities and all certificates issued contained a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.
3.    The Units referred to in paragraph 2. above (as well as the 938,471 Units sold prior to September 30, 2013 and disclosed in our Registration Statement on Form 10 referred to above) contained anti-dilutions rights such that if the market price of our Common Stock on the effective date of our first S-1 registration statement to filed with the SEC (the “Effectiveness Date Market Price”) is less than $5.50 per share, then we will issue to each subscriber of the Units, for no additional consideration, such number of shares (“Adjustment Shares”)  of Common Stock equal to the difference between (x) the number of shares of our Common Stock that would have been issued to purchaser if the per-Unit purchase price for such shares had been equal to either (1) the Effectiveness Date Market Price or (2) $5.00, whichever is greater and (y) the number of shares of the Common Stock originally issued to purchaser upon the closing of the sale of Units.   The Effectiveness Date Market Price was $5.35 on October 31, 2013.  Accordingly, we are required to issue 28,033 Adjustment Shares.  The Adjustment Shares will be issued as restricted securities and all certificates for such shares will contain a legend stating that the shares have not been registered under the Securities Act of 1933, as amended, and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act of 1933, as amended.  We rely on the exemption providing by  Rule 506 of the Securities Act of 1933, as amended for issuance of the Adjustment Shares.  We will not receive any proceeds for issuance of the Adjustment Shares.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*To be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.
Dated:	November 13, 2013	By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna, Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	November 13, 2013	By:	/s/ Andrew Tussing
Andrew Tussing
President, Chief Operating Officer and acting Chief Financial Officer (Principal Financial Officer)

