Form 10-Q/A
period 2013-09-30
VACCINOGEN INC
filed 2013-12-09
CIK 1453001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54997

Vaccinogen, INC.

(Exact name of registrant as specified in its charter)

Maryland	14-1997223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is to furnish Exhibit 101 to the Form 10-Q which contains XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10Q. s permitted by Rule 405(a)(2)(ii) of Regulations S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events subsequent to the original filing date.

PART II: OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema Linkbase Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Labels Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report for the period ended September 30, 2013.

**Furnished with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	December 9, 2013	By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna, Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	December 9, 2013	By:	/s/ Andrew Tussing
Andrew Tussing
President, Chief Operating Officer and acting Chief Financial Officer (Principal Financial Officer)