Form 10-K
period 2013-12-31
VACCINOGEN INC
filed 2014-03-28
CIK 1453001

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54997

VACCINOGEN, inc.

(Name of small business issuer as specified in its charter)

Maryland	14-1997223
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5300 Westview Drive, Suite 406
Frederick, Maryland 21703
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (301) 668-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013 was approximately $62,668,347.

As of March 25, 2014, 31,994,919 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

PART I

Item 1. DESCRIPTION OF BUSINESS

Overview

Vaccinogen, Inc. (referred to as “Vaccinogen”, “the Company”, “we”, “us”, or “our”), a Maryland corporation, is a biotechnology company focused on the development and commercialization of cancer vaccines and immunotherapeutic products for cancers and infectious diseases. Our primary product is OncoVAX®, a cancer vaccine for the post-surgical treatment of Stage II colon cancer. We believe that OncoVAX® is the first immunotherapy for Stage II colon cancer.

We currently employ 9 persons. Our executive offices are located at 5300 Westview Drive, Suite 406, Frederick, MD 21703. Our telephone number is (301) 668-8400 and our Internet address is www.vaccinogeninc.com.

Company History

We are a Maryland corporation that was originally formed as a Delaware corporation on May 2, 2007. On November 23, 2010, the Company changed its domicile from Delaware to Maryland.

Agreements with Intracel Holdings Corporation

License Agreement

On October 10, 2007, we entered into a License Agreement with Intracel (the “License Agreement”), for exclusive rights to use the OncoVAX® technology platform. OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to block the return of colon cancer following surgery. In consideration of the license, we (i) agreed to issue equity equal to 10% of the fully diluted capitalization of the Company (ii) assumed $4 million of liabilities of Intracel to Organon Teknika Corporation (“Organon”) under an October 30, 2007 Letter Agreement between Intacel and Organon, of which $3.5 million remains outstanding for which $500,000 is past due and payable and the remaining $3 million is due in annual installments of $1 million commencing the first year after first marketing approval of OncoVAX® by the FDA or European Medicines Agency (EMA); (iii) paid $450,000 in cash for settling trade payable related to the OncoVAX® intellectual property and (iv) granted royalty payments based on future sales of OncoVAX®. The License Agreement provided Intracel with antidilution rights with respect to its 10% equity issuance. The licensing arrangement also contained a provision such that if we obtained certain levels of financing in a specified time period, all rights to OncoVAX® would transfer to us.

Asset Transfer Agreement and Stock Exchange Agreement

On June 24, 2010, we entered into an Asset Transfer Agreement with Intracel pursuant to which we acquired all of the intellectual property associated with OncoVAX®. Upon execution of the transfer agreement, all significant terms of the license agreement were terminated except the provision for royalties on future sales. In consideration of the asset transfer, we agreed to assume all of Intracel’s obligations to Organon and agreed to enter into a stock exchange agreement with Intracel. The liabilities due Organon assumed by us were (i) the remaining $3.5 million (out of $4 million) in settlement payments due Organon from Intracel (plus any accrued interest from the date of the October 31, 2007 letter agreement based on the prime lending rate in effect on the anniversary of such letter agreement), of which $500,000 is past due and has not been paid and the remaining $3,000,000 is due in equal annual payments of $1 million commencing the first year after the first marketing approval of OncoVAX by the FDA or EMA and (ii) a royalty of (A) 10% of the net sales of OncoVAX® until the $3.5 million (and accrued interest) settlement payment is paid and (B) 3% for five years thereafter. Under the terms of the June 24, 2010 Stock Exchange Agreement, we issued 3,471,766 shares of its Series B Preferred Stock in exchange for the assets transferred under the Asset Transfer Agreement and all of our common stock and Series AA Preferred Stock held by Intracel. The Series B Preferred Stock issued to Intracel (and its designees) constituted 20% of the issued and outstanding stock of the Company on a fully-diluted basis. Intracel (and the other investors under the Stock Exchange Agreement) were granted anti-dilution rights with respect to its series B preferred stock. In addition, we agreed that Series B Preferred holders’ ownership position (and corresponding anti-dilution rights) would increase to 50% upon failure of us to meet certain defined milestones, which included but were not limited to, us attaining certain levels of financing. We did not meet these criteria and consequently, during December 2010, were required to increase the Series B Preferred holder’ total ownership interest to 50% through the issuance of additional Series B Preferred Stock to Intracel and related parties to Intracel. Currently, Intracel’s ownership percentage is approximately 40% and the remaining 10% resides with related parties to Intracel.

Acquisition of Manufacturing Assets

On October 23, 2007, Vaccinogen acquired out of bankruptcy court in the Netherlands, certain other manufacturing assets that had been previously owned and operated by Intracel’s wholly owned Netherlands based subsidiary. In connection with this asset acquisition, the Company formed its wholly owned subsidiary, Vaccinogen BV, for the purposes of continuing development of OncoVAX®.

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO) in an effort to achieve the following:

1.	Complete the pivotal Phase IIIb clinical trial of this autologous vaccine, OncoVAX®, which is a new paradigm to prevent the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior Phase IIIa study, which study we believe demonstrated a 50% improvement in recurrence free survival and overall survival in the Stage II target patient population, when compared to surgery alone.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories as well as for additional carcinoma indications.

3.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibodies (“HuMabs”) technology.

Vaccines in Immunotherapy of Cancer

In 2007 a major review of active immunotherapy’s, so called "Cancer Vaccines", (as distinguished from passive immunotherapy with immune stimulators or monoclonal antibodies) and the various scientific and business factors that have contributed to the disappointing results in this field was presented by Finke et al1. Over the past decade many Phase III clinical trials with cancer vaccines have failed to achieve significant clinical results2. It is interesting that one of the first general considerations of the review was "Select the most informative targets"3. They point out that ideally the target should be tumor-specific and that "it is important to use the intended study population to assess the proportion of tumors that express the target of choice and the proportion of cells within each tumor that express it."4 We believe this indicates that the review focused on antigen discovery and was emphasizing the use of common antigens5and presumably based on the assumption of inter-and intra-tumor homogeneity. Antigen discovery as related to vaccine development is an effort to seek all possible immunogens that will induce a robust and practical immune response. Omission of key immunogens in developing vaccines can result in adaptive immune response of low potency. One recent example of this is the recent development of the influenza vaccine which failed to include a recent mutant strain. This resulted in a universal vaccine of low potency.

Since 2007, cancer genome DNA sequencing data for several carcinomas have provided what we believe is indisputable evidence of extreme genetic diversity or heterogeneity both within tumors or among tumors. Pathologists will tell you that microscopically, at the cellular level, the morphology of all tumors within a certain class or category look alike, that is they are homogeneous However, we know that cancer is a genetic disease and the factors that make cancers different from their normal tissue counterparts are at the genomic or DNA level of the cells. On this basis it was believed that all cells of a certain cancer type or category had the same mutations and again were homogeneous. So if you had a drug that reacted to one of the genetic lesions it would be effective to all cells, thus, "one size fits all". Today due to an abundance of DNA sequence data we know that there is a great deal of diversity of mutations and genomic variations and less than 3% of these mutations are shared between tumors of the same class (Intertumoral) or within a tumor (Intratumoral). In fact as in evolution, which is based on mutations, there is heterogeneity. So as to immunogenicity (i.e. the ability to promote an immune response) for active patient specific immunotherapy, one needs the patients primary tumor as the source of the immunogen for a robust and potent vaccine induced immune response.

[1]	Finke LH, Wentworth K, Blumenstein B, Rudolph NS, Levitsky H, HoosA.Lessons from randomized phase III studies with active cancer immununotherapies—outcomes from the 2006 meeting of the Cancer Vaccine Consortium (CVC). Vaccine 2007;25 (Suppl 2):B97-109; PMID:17916465.
[2]	Kudrin A and Hanna MG Jr. (Guest Editors) Special Focus Cancer Commentaries Series, Human Vaccines &Immunotherapeutics, Vol 8 Issue 8, August 2012.
[3]	Finke LH, et al. Lessons from randomized phase III studies with active cancer immununotherapies—outcomes from the 2006 meeting of the Cancer Vaccine Consortium (CVC). Vaccine 2007;25 (Suppl 2):B97-109; PMID:17916465
[4]	Finke LH, et al.Lessons from randomized phase III studies with active cancer immununotherapies—outcomes from the 2006 meeting of the Cancer Vaccine Consortium (CVC). Vaccine 2007;25 (Suppl 2):B97-109; PMID:17916465
[5]	An antigen is a non-self receptor molecule for a product of the immune system such as an antibody or immune T-cells. These immune products are created by immunogens that stimulate a specific immune response. The distinction between an antigen and an immunogen is important since all molecules that have the property of immunogenicity also have the property of antigenicity although the reverse is not true.

Thus, the concept of tumor homogeneity was in our opinion a mistaken assumption and as such we believe this probably was the weakest underlying biologic premise of the past active specific immunotherapy efforts of the past two decades. Cancer is a genetic disease; the genetic sequencing data of tumor cells over the last few years, based on second-generation DNA sequencing technology, clearly reveals that there has been an underestimation of the degree of tumor heterogeneity and the consequences of this in the antigen discovery process of cancer vaccine development. In erroneously treating cancer as a homogeneous disease, the industry has failed in attempts to adequately train the immune system to recognize the abundant foreign or “non-self” components of an individual tumor and defend the body against it. It is understood that you cannot treat a heterogeneous disease with a homogeneous treatment. It is well recognized that the surgical resection (i.e. surgical removal) is the only treatment for reducing bulky tumors. However, surgery often fails to remove all primary or metastatic cancer cells. Active specific immonunatherapy requires using the patients’ surgically excised primary tumor as the source of the antigens because it possesses 100% of the potential immunogens and is thereby capable of creating a robust and comprehensive immune response. It does this by using a cancer vaccine as a preventative measure against metastasis. Thus, cancer vaccines hold tremendous promise. This is more effective than using another tumor (i.e. not the patient’s tumor) for which less than 3% of the mutations are shared between intra- and intertumroal tumors and thus not capable of creating a comprehensive immune response.

To further expand on this topic of heterogeneity, Wood et al6asked the question "how many genes are mutated in a human tumor." They analyzed this question in breast and colorectal cancer; they reported that there are ~80 DNA mutations that alter amino acids in a typical cancer. These altered proteins are all candidates for unique markers or tumor-specific antigens. The study included an analysis of the sequences of 20,857 transcripts from 18,191 human genes including the great majority that encode for proteins. Examining the overall distribution of these mutations in different cancers of the same type leads to a new view of cancer genome landscapes. Although the numbers of mutant genes in breast and colorectal cancers were similar, the particular genes that were mutated were quite different, as were the type of mutations found. The surprising discovery that has an enormous impact on cancer vaccines or active specific immunotherapy, is that of the ~80 mutations in an individual tumor only ~3 of these ~80 mutations were common and thus would be shared antigens in two different tumors. Based on what we believe is the misperception that tumors were homogeneous, the same or grossly similar, it was reasonable to believe that a patient with a certain class of tumor can be vaccinated with cells from another patients tumor, (i.e. allogeneic tumor cells) or a mixture of several proteins from prepared from cells of another patients tumor. Indeed based on the premise of heterogeneity of tumor cells, only cells from the subject patient’s tumor (i.e. autologous tumor) will be immunogenic and potent enough to induce a protective immune response. We believe these results demonstrate that the antigen discovery aspect of cancer vaccines takes on a whole new level of complexity and is fraught with new hurdles. Autologous tumor cell vaccines become a much more technologically and immunologically sound approach to cancer vaccines, in our opinion. This, for active immunotherapy cancer treatment advocates, is not all bad. The findings confirm our belief that the genetic lesions that are unique to the original tumor cells, "the trunk of the evolutionary tree" are consistently expressed.

Mainstream pharma continues to advocate for more targeted therapies for smaller patient populations. The hundreds and thousands of cancer mutations identified over the past few years probably makes this approach impractical. There is one evolutionary approach that already exists to address the magnitude of cancer diversity. The immune system is designed by nature to protect against diversity of disease. The immune system constantly protects humans from an array of deadly foreign pathogens, viruses and proteins. With the exception of safe drinking water, no other modality, not even antibiotics, has, in our opinion, had such a major effect on mortality reduction and population survival and growth.

[6]	Wood LD, Parsons DW, Jones S, Lin J, Sjoblom T, Leary RJ, et al. The genomic landscapes of human breast and colorectal and colorectal cancers. Science 2007; 318:1108-13; PMID:17932254

OncoVAX® Overview

OncoVAX® is a cancer vaccine for post-surgical treatment for Stage II colon cancer. Currently planning a pivotal Phase III trial under the auspices of an FDA granted Special Protocol Assessment (SPA) and a Fast Track designation, OncoVAX® uses the patients live, metabolically active, sterile and nontumorigenic tumor cells to mobilize the body's immune system to prevent the recurrence of colon cancer following surgery. Embracing our belief in the heterogeneity of cancer, OncoVAX® uses a patient's own tumor to stimulate a broad and effective immune response against the diversity and uniqueness of that patient's cancer cells.

OncoVAX® is prepared for each patient using the patient's own surgically removed tumor. The surgically removed tumor is enzymatically treated to separate the tumor cells and these cells are frozen awaiting preparation of the vaccine. The vaccine consists of a regimen of four inoculations administered over a period of six months. When a patient presents approximately four to five weeks after surgery for the first inoculation and one week later for the second inoculation, a portion of the tumor cells is thawed, irradiated to neutralize tumorigenic potential and combined with a proprietary formulation of Bacillus Calmette-Guerin (“BCG”) that serves as an immunogenic enhancer. The third inoculation (given one week after the second inoculation) and the final booster inoculation (given six months after the initial inoculation) are prepared the same way but without the addition of BCG. BCG was originally developed as a vaccine against tuberculosis prepared from a strain of live bovine tuberculosis bacillus, Mycobacterium bovis. It has been used as immunomodulator (i.e. an agent to augment an immune response) for the treatment of bladder cancer due to its ability to enhance an immune system’s response to antigens. BCG combined with our OncoVAX vaccine increases the body’s immune response against cancer tumors as compared to administering OncoVAX alone.

The OncoVAX® technology platform will be tested in Stage II colon cancer after standard of care surgical resection. The global incidence of Stage I-IV colon cancer is 900,000 patients per year of which 269,000 are Stage II. The prevalence of Stage II, an unmet medical need, has grown with the emergence of more rigorous screening practices and endoscopic examinations. Stage II colon cancer is forecasted to be about 46% of the US and EU colon cancer at diagnosis by 2020.

OncoVAX® Clinical Trials in Colon Cancer Patients

Since 1980 investigations by Hanna and colleagues7, 8, 9, 10 have translated the principles and procedures of active specific immunotherapy as observed in the L10, inbred and syngeneic guinea pigs into phase I, II, and III post-surgical “adjuvant” therapy clinical trials in patients with colon cancer. These clinical trials were designed based on the evidence in the animal models that the immune system can be educated to control a limited systemic tumor burden remaining after surgical excision of solid tumors. In the translation of the animal model studies to the clinic, the antigen discovery selection of the human vaccine was an important decision. In 1977 Fidler and Kripke published in Science11 the discovery of phenotypic heterogeneity in transplanted tumors. Clones derived in vitro from a parent culture of muring malignant melanoma cells varied greatly in their ability to produce metastatic colonies in the lungs upon intravenous inoculation into syngeneic mice. This suggested that the parent tumor is heterogeneous and that highly metastatic tumor cell variants pre-exist in the parental population. Having been present at the NCI laboratories while this work was being performed and published, Dr. M. G. Hanna Jr. recognized that if intratumoral phenotypic heterogeneity for metastasis exists it would be probable that intertumoral and intratumoral antigenic heterogeneity might also exist. Therefore, it was theorized that the use of autologous tumor cell vaccines from the primary tumor would obviate the antigenic diversity in any immunotherapeutic approach involving tumor cell vaccines. Over 30 years later, we believe this strategy has been validated. Vaccinogen's technology tailors a specific vaccine for each patient from their own tumor, remaining agnostic as to which antigens will prove to be the most functional in individual cases.

Vaccine development is based on a series of dose optimization and regimen optimization clinical trials. Also, in the middle of these trials the FDA required an additional process change which involved the drug product being sterile and an improved Potency and Identity Quality Control procedure. Both of these changes were included within the series of clinical trials with Potency and Identity and Sterility included in the last Bioequivalence study (2002-01).

Clinical testing of OncoVAX® as a post-surgical “adjuvant” treatment method began in 1980 with a single center pilot study of 5 subjects with colon cancer. To date 757 subjects with colorectal cancer, of which 720 had colon cancer, have been enrolled in trials of OncoVAX® (see Table 1 for summary). In addition, a bioequivalency study (2002-01) enrolled 15 patients with colon cancer. This study was conducted to compare immunogenicity (i.e. the ability to promote an immune response), as determined by the magnitude of delayed type hypersensitivity (DTH) responses to tumor cells alone, of vaccines manufactured by the current, sterile process with historical data from the phase III clinical study (8701). We believe that the results from this study unequivocally support the premise that the immunogenicity of vaccines produced by either process are comparable.

In these trials, excluding the bioequivalency study, 385 subjects were randomized to receive OncoVAX®, of which 353 received at least one vaccination; 372 subjects were treated with surgery alone. In addition, subjects with colorectal cancer were enrolled in three separate trials that assessed the effects of ASI with OncoVAX® in combination with chemotherapy as adjuvant therapy to surgical resection. Lastly, two trials have been performed using autologous tumor cells/BCG in melanoma (n=86) and renal cell carcinoma (n=14).

[7]	Hanna MG Jr, Peters LC. Immunotherapy of established micrometastases with Bacillus Calmette-Guerin (BCG) tumor cell vaccine. Cancer Res 38:204, 1978.
[8]	Hanna MG Jr, Peters LC. BCG immunotherapy: Efficacy of BCTG-induced tumor immunity in guinea pigs with regional tumor and/or visceral micrometastases. In Immunotherapy of Human Cancer. Raven Press, 1978, pp 11-129.
[9]	Hanna MG Jr, Active specific immunotherapy of residual micrometastases: A comparison of postoperative treatment with BCG-tumor cell vaccine to preoperative intratumoral BCG injection. In Immunobiology and Immunotherapy of Cancer. WD Terry, Y Yamamura, eds, Elsevier/North Holland, 1979, pp 331-350
[10]	Hanna MG Jr, Brandhorst JS, Peters LC. Active specific immunotherapy of residual micrometastasis: An evaluation of sources, doses and ratios of BCG with tumor cells. Cancer Immunol Immunother 7:165, 1979
[11]	Fidler IJ, Kripke ML. Metastasis results from pre-existing variant cells within a malignant tumor. Science 197:4306 893-895, August 1977.

Table 1:          OncoVAX® Clinical Trials for Colon Cancer

Protocol Number	Dates of Trial	Trial Phase	Number of Patients	Country in Which Trial Conducted	Number of Vaccine Doses	Disease and Stage	Manufacturing*

8101	1980-1984	I	5 Treated	United States (US)	3	Colon Cancer Stage III/IV	Centralized, Non Validated, Non cGMP

8102	1980-1984	II/III	47 Control 50 Treated	United States (US)	3	Colorectal Cancer Stage I-IV	Centralized, Non Validated, Non cGMP

5283	1984-1995	III	207 Control 205 Treated	United States (US)	3	Colon Cancer Stage II/III	Decentralized, Non Validated, Non cGMP

8701	1986-1996	III	128 Control 126 Treated	Netherlands (NL)	4	Colon Cancer Stage I-III	Centralized, Validated, cGMP

ASI-2002-01	2002-2003	I/II	15 Treated	United States (US)	4	Colon Cancer Stage II/III	Centralized, Validated, cGMP

*Centralized = Manufacture at a single, centralized location; Decentralized = manufacture at each investigational site.

Study 8102 used a three-vaccine regimen as did 5283. In Study 8102, manufacture was conducted at the institution of the principal investigator, Dr. Herbert Hoover12, although this institution changed twice during the study, while in 5283, manufacture was decentralized. Each clinical site manufactured the vaccine, without Quality Assurance or adequate Quality control. While both of these studies provided encouraging clinical results, with respect to tumor immunity as measured by delayed-type hypersensitivity (DTH) and induction of T-cell immunity, neither of these studies demonstrated statistically significant clinical benefit in an Intent to Treat analysis of recurrence free survival or overall survival. In the Eastern Cooperative Oncology Group (ECOG) study 528313, an analysis by the ECOG statisticians of the correlation of clinical benefit to the quality of the vaccine showed a significant correlation. Further, in study 8102, a subset of subjects underwent DTH testing that revealed a deterioration of the immune response to the standard vaccine at 6 months. It was concluded that a fourth booster immunization at 6 months after surgical resection would enhance the waning immune response to autologous tumor cells. Hence a four vaccine regimen was tested and manufacturing was centralized at the Free University of Amsterdam14. Also in study 8701, patients were stratified by tumor class in order to do a prospective evaluation of clinical benefit by tumor stage. In this study (8701), subjects with Stage II disease demonstrated what we believe were both clinically meaningful and statistically significant outcomes in both recurrence-free interval (p=0.008) and recurrence-free survival (p=0.015). The 5-year event-free rates also demonstrated a clinically and statistically meaningful outcome in overall survival. Thus, we believe that OncoVAX®, at an optimum dose and regimen, is the first colon cancer vaccine to demonstrate effectiveness in both preventing cancer recurrence after surgical resection of the primary tumor and addressing the heterogeneity of cancer cells.

Phase IIIa Trial 8701 (1986-1996, NL)

The 8701 Phase IIIa trial was conducted in 254 patients with Stage II or III colon cancer. In this study a planned, prospective stratification by tumor stage, was conducted in order to legitimately analyze the clinical benefit in each stage of tumor. Thus, this was not a retrospective subgroup analysis. Patients were randomized 1:1 to receive surgery and then observation or immunotherapy according to the protocol that Vaccinogen plans to use in the upcoming confirmatory Phase IIIb trial. The treatment schedule is depicted in the figure below. After approximately one month to recover from surgery and regain their full immune function, patients receive isolated irradiated tumor cells in combination with BCG in two injections a week apart. A week later, a third injection of irradiated tumor cells alone was given. A fourth injection was given as a booster six months after the surgery. This was the first clinical trial where the manufacturing process was optimized in a central processing facility to provide for the three induction vaccinations and the boost at 6 months. This turned out to be the optimum regimen for OncoVAX®.

[12]	Hoover HC Jr, Brandhorst J, Peters C, Surdyke MG, et al. Adjuvant active specific immunotherapy for human colorectal cancer – 6.5-year median follow-up of a phase III prospectively randomized trial. J Clin Oncology, 11:3 390-399, 1993
[13]	Vermorken JB, Claessen AME, van Tinteren H, Gall HE, et al. Active specific immunotherapy for stage II and III human colon cancer. A randomized Trial. The Lancet 353 345-350, January 1999
[14]	Harris JE, Ryan L, Hoover HC Jr, Stuart RK, Oken MN, Benson AB, et al. Adjuvant active specific immunotherapy of stage II and III colon cancer with an autologous tumor cell vaccine: ECOG study E5283. Journal of Clinical Oncology Vol 18 148-157, January 2000

VACCINATION PROTOCOL FOR ONCOVAX® IN 8701 AND PLANNED PHASE IIIb TRIAL

In Study 8701 (1986-1996, NL), all patients underwent surgery, and their resected tumors were sent to Vaccinogen’s central processing laboratory. Eight vials of isolated, and irradiated tumor cells were sent back to the patient’s clinic along with two vials of BCG.

In negotiations with the FDA on the acceptable primary endpoint for the pivotal Phase III study for OncoVAX® in Stage II colon cancer patients, the agency in a June 2, 2010 letter confirmed that Recurrence or Disease free survival, defined as the time from randomization to the first objective test confirming tumor progression or death due to any cause is appropriate for this Phase III trial for adjuvant treatment of stage II colon cancer.

Patients with recurrent disease will receive treatment with other modalities and their overall survival (OS) will consequently depend in part on the efficacy of other therapies. The outcome of the pre-specified analysis of the stratified Stage II patients from trial 8701 has been particularly informative in planning the upcoming confirmatory Phase IIIb trial in Stage II disease.

OVERALL SURVIVAL IN STUDY 8701

In Study 8701 (1986-1996, NL), trends towards efficacy in OS and RFS were not statistically significant in the full intent-to-treat population when analyzing Stages I-III together as a single class. Howver, a prespecified stratification of the trial to analyze by tumor stage demonstrated that Stage II patients separately reached statistical significance. Statistical significance exists when the probability is equal to or less than 0.05. In this analysis a p value of 0.015 on a log ranked (over the entire course of the analysis) and 0.008 on a five year event free analysis was achieved. Hence the result provides enough evidence to reject the hypothesis of 'no effect' for the tests performed.

RECURRENCE-FREE SURVIVAL IN STUDY 8701

This published, randomized Phase IIIa clinical trial (1986-1996, NL) was stratified by tumor stage so that a legitimate analysis by tumor stage could be calculated. These results are for Stage II colon cancer. Some benefit was seen in Stage III colon cancer however the results were not statistically significant. This study was accepted by the FDA as supportive data for the next Phase IIIb clinical trial to be conducted under an FDA granted SPA with fast tract designation. The disease-free survival clinical endpoint is the accepted endpoint for the interim analysis. The FDA declared that the interim or final study data may be submitted to the FDA at any time. However, determination of sufficiency for filability as a BLA is a review issue. Therefore, there may be additional requirements imposed on Vaccinogen. The results were published in the British Medical Journal, The Lancet January 30, 1999; 353: 345-350.

RECURRENCE-FREE INTERVAL IN STUDY 8701

In Study 8701 (1986-1996, NL), patients with Stage II disease who received all four inoculations had superior clinical outcomes to those who received fewer than four inoculations. Relative risk of death or recurrence (recurrence-free survival) for all patients receiving four inoculations was 0.61 (p = 0.034) and relative risk of death or recurrence for patients with Stage II disease receiving four inoculations was 0.40 (p = 0.007). Relative risk of death from any cause in Stage II patients receiving four inoculations was 0.46 (p = 0.046). See the Kaplan-Meier curves in the figure above. Recurrence free survival is the agreed endpoint for Vaccinogen’s Phase IIIb trial. In summary in the surgery only group one can estimate that approximately one out of three patients will recur with cancer, in the OncoVAX® treated group one can estimate that one out of ten patients will recur with cancer.

To emphasize the robustness of the clinical benefit of OncoVAX® in these colon cancer patients a recent review of the patient follow-up was conducted by Vermorken and colleagues15. The remarkable result was that the observed delta and significant benefit in recurrence-free survival measured at 5 years was reevaluated at 15 years. The results showed that OncoVAX® treated patients versus control at 15 year follow-up was HR=0.62 (95%, CI:34-0.96) log rank p-value 0.03). This type of robust benefit is what is requisite in effective therapies.

[15]	Weger de VA, Turksma AW, Voorham, QJM, Euler Z, et al. Clinical effects of adjuvant active specific immunotherapy differ between patients with microsatellite stable and microsatellite instable colon cancer. Clin Cancer Res Feb 1, 2012, 18;882

Planned Trials - Stage II Colon Cancer, Phase IIIb Trial

The FDA has requested a second, confirmatory, randomized controlled Phase III trial of OncoVAX® in Stage II colon cancer. The principal objective of Vaccinogen to achieve this pivotal study required for registration of OncoVAX® as a therapeutic drug product for an unmet medical need was to recruit and organize a team of expert consultants and in house managerial staff to meet all of the requirements. The conduct of a complex Phase III clinical trial involves many disciplines including but not restricted too, regulatory affairs, clinical training and site management, clinical data administrative functions, logistics of in house-manufacturing, transport of tumor and final drug product and clinical Quality control and assurance. The Vaccinogen management team and Medical Advisory Board members interviewed several contractors for each discipline and selected, based on experience and documented successes, three top groups as consultants. Then working with these selected contractors, Vaccinogen developed a chart of action accountability that all of the selected groups agreed and budgeted too. We have preliminary agreements in principal with each of the consultant contractors. Formal contracts will be entered into and executed upon receipt of additional funds.

Vaccinogen filed an investigational new drug (IND) application for OncoVAX® and was granted BB-IND 4561 by the FDA in 2006. On June 2, 2010, based on a revision of the statistical analytical plan negotiated with the FDA, Vaccinogen submitted a revised Special Protocol Assessment request for BB-IND 4561 No 102 and this was granted by the FDA. Further on February 18, 2011 changes in the protocol and the addition of three chartered committees, Monitoring, Adjudication and Radiology Review, were added and filed with BB-IND 4561, Serial No. 103.

The protocol of this trial, including endpoints and the statistical analysis plan is the subject of a Special Protocol Assessment (SPA) and fast track review agreement granted by the FDA. An SPA granted by the FDA provides a mechanism for the sponsors and the FDA to reach agreement on size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval.

This study will be carried out under an SPA that was negotiated with the FDA in 2010. The primary endpoint of this pivotal Phase IIIb trial is recurrence-free survival (RFS) with an interim analysis after 70 “events,” and a final primary analysis three years following completed enrollment. “Events” are incidents of either recurrent disease or death. The study is powered at 90% to detect a 50% improvement in RFS versus resection only for final analysis with an adjustment for interim analysis. The power calculations in the study assume an event rate and distribution that match those observed in the 8701 Phase IIIa study. If a robust p value is achieved at the interim analysis, we believe this may be sufficient to support filing of a Biologics License Application (BLA) with the FDA’s center for Biologics Evaluation and Research (CBER) at that point. However, determination of sufficiency for filability as a BLA is a review issue that will be addressed upon completion of the study. In order for a single trial to support registration for an indication, the trial must be well conducted and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. It is possible that the FDA could request additional information prior to submission of a BLA. However, past clinical trials using the optimal regimen with four immunizations will be accepted as supportive studies during the FDA review of the BLA.

The Phase IIIb study will enroll 550 patients, randomized 1:1 to receive surgery alone, or surgery plus OncoVAX®. Patients will be followed on a regular schedule to see whether and when their cancer might reappear. The experience with OncoVAX® in the 8701 study showed that in the relevant Stage II group, disease recurrence happened more quickly and more frequently in those patients who received surgery alone. If the Phase IIIb trial replicates the experience of the 8701 patients, the interim analysis after 2/3 of the expected events should give a clear and statistically significant separation between the Kaplan-Meier curves at that point, and would form the basis for a BLA seeking marketing approval from the FDA. However, determination of sufficiency for filability as a BLA is a review issue that will be addressed upon completion of the study. In order for a single trial to support registration for an indication, the trial must be well conducted and the results of the trial must be internally consistent, clinically meaningful and statistically very persuasive. It is possible that the FDA could request additional information prior to submission of a BLA. The planned Phase IIIb clinical trial will commence within 60 days of obtaining adequate funding. Management currently estimates that approximately $30 million in funding will be required to commence the Phase IIIb clinical trial.

It is important to emphasize that the FDA has agreed that the primary endpoint of the planned Phase IIIb trial is a statistically significant improvement in recurrence-free survival (RFS). Based on the average age of the population at the time of tumor presentation (65 years) this is the most appropriate endpoint to evaluate a trial in Stage II colon cancer. The alternative in cancer studies is often OS. An OS endpoint has several drawbacks in this case. The average age of patients presenting with colon cancer is 65 years, so deaths from causes other than the tumor will dilute the outcome in both arms. Patients in either arm whose disease recurs will receive chemotherapy and other treatments for their metastatic disease, and the success of these treatments will dilute the impact of earlier therapies such as OncoVAX® on OS. From a patient perspective, being disease free is clearly a meaningful endpoint.

Planned Trial - Phase I/II Trial in Stage III Colon Cancer

When patients present for colon cancer surgery, it is not clear in advance whether they have Stage II or Stage III disease. Vaccinogen’s planned Phase IIIb trial will enroll only patients with Stage II tumors, but the clinical sites will perform surgery and capture tumors on many Stage III patients. Stage III tumors may hypothetically be more difficult to treat since micro metastases may be more common, more aggressive, or larger. Any vaccination protocol also needs to accommodate the schedule of adjuvant chemotherapy that is given to Stage III colon cancer patients in the period after their surgery. There is a risk that the immunosuppression that accompanies chemotherapy could interfere with the effect of the fourth, booster vaccination. Nonetheless, there is a considerable unmet need in Stage III colon cancer as well as a significant market opportunity.

The expense of conducting a parallel registration program in Stage III disease is likely beyond our current means, but with relatively modest additional funds, we could conduct a small pilot program in parallel to the pivotal Stage II trial to demonstrate the ability to generate vaccine from Stage III patients and to accommodate their adjuvant chemotherapy schedule. This pilot trial will have DTH and safety endpoints to show whether chemotherapy interferes with the expected immunogenicity of the vaccine. This trial should enroll 30 patients and is planned to start one month after the Stage II, Phase IIIb pivotal trial. DTH data will become available for each patient when they receive their third immunization, which is contemplated to be before their chemotherapy begins. Full data from this trial could be available within eighteen months after beginning the Phase IIIb trial. A successful outcome of this study could pave the way for a future program in Stage III disease.

Additional Applications of Technology

Our technology may also have application in other tumor types, notably melanoma and renal cell carcinoma (RCC). Clinical development in both these tumor types is more challenging than in Stage II colon cancer because there are approved chemotherapies and numerous investigational agents crowding the landscape in each.

Human Monoclonal Antibodies (“HuMabs”) Program

Monoclonal antibodies (Mab) are monospecific antibodies, made by clones of a unique parent cell and bind to a single substance, or epitope. They are unique from polyclonal antibodies which are made from several different immune cells. The monovalent affinity (single cell) of Mabs make them unique drug products. Mab technologies evolved rapidly over the last 20 years. Antibody based therapeutics now make up a significant and growing portion of total pharmaceutical sales. Data Monitor’s Monoclonal Antibody: Update 2009 reports global sales of monoclonal antibodies (Mabs) reached $32.2 billion in 2008 and forecast an increase to nearly $60 billion by 2014. Kirham Maggon of the Knol-Beta Publishing Group reports that global Mab sales reached $48 billion in 2010 and that the top five selling Mab (Remicade, Avastin, Rituxan, Humira and Herceptin) each had sales gains of $1 billion over 2009 levels. An additional $10 billion in sales of Mabs for diagnostics and as reagents for R&D results in a total market approaching $60 billion.

We believe that the ascendancy of Mabs in the industry is based on the fundamental role that antibodies play in our natural defense system. Mabs seek out, recognize and bind to a particular site on cells, viruses and other organisms in a highly specific manner. We believe this makes them an effectively targeted approach to fight or detect many diseases. Mabs are a part of the body's own natural disease fighting system. Consequently, they have lower side effects compared to small molecule based treatments. In addition, antibody products generally have a shorter development time. Also, since it is possible to patent the composition of the epitope/antibody target (which is not possible in small molecule based treatments), in our opinion there are IP benefits for protecting the Mab and the specific epitope. We expect interest in Mab technology will continue to grow particularly in the oncology field as the cancer genome is being revealed. Last year alone over 400 random mutational events were discovered yielding 400 new markers. This number is expected to rise into the thousands (MR Stratton, Science, 331 pp 1553-1558). Most major pharmaceutical companies now have Mab projects in their R&D plans. Hence, M&A and Mab deals in R&D and marketing have increased again last year. We believe that we are well positioned to exploit these developments by building novel fully human monoclonal antibody libraries. We intend to implement a strategy to leverage our planned phase III trial to participate in this burgeoning market.

We believe that our previous Phase III OncoVAX® trials, demonstrated that the immunized patients, while mounting a robust and tumoricidal cytotoxic T-cell response, also produced circulating B-cells, which have the potential to differentiate and produce tumor specific, fully human monoclonal antibodies (HuMabs). B-cells are a specialized type of blood cell that retains a memory of the interaction, an immunological history of the protective response. We plan to collect this rare set of B-cells generated from the treated portion of the enrolled patient population. We plan to use the new B-cells and perpetuate them into libraries that can be screened by potential partners to create new therapeutics, vaccines, diagnostics, imaging agents and as research tools.

We believe this novel asset, the B-cell collection, and potentially materials developed during the 8701 trial and predecessor company efforts, represent a valuable asset that can generate significant upfront fees, development milestones and royalties via collaborations and licensing activities that will complement the OncoVAX® investment opportunity.

History

The team of scientists led by Michael G. Hanna, Jr., Ph.D., Vaccinogen’s Founder, Chairman and Chief Executive Officer discovered that the autologous colon tumor immunized patients, while mounting a robust and tumoricidal cytotoxic T-cell response, also during a restricted period of time produced circulating B-cells which were capable of being perpetuated into tumor specific, human monoclonal antibody producing cells (HuMabs). A research program was created that over the course of several years assembled a large and most unique array of fully human monoclonal antibodies. These HuMabs were products of the antibody forming B-cells in circulation in the colon tumor immunized patients. HuMabs may be effective in both, diagnosis and treatment of disease, and overcome many of the limitations of cytotoxic drugs. Biopharmaceutical companies that exploit monoclonal antibodies as the source for developing new commercial products have made great strides in new product efficacy and generally experience shorter development cycles. The powerful combination of those two factors has made monoclonal antibodies a most attractive source for the development activities in the biopharmaceutical marketplace.

Competitive Advantage

During the course of the first OncoVAX® Phase III trial (8701), Dr. Hanna’s team recognized that the tumor cell destruction was mediated by cytotoxic, specifically immunized T-cells, and also for evidence of a humeral (antibody) mediated immune response. It was discovered that following the second OncoVAX® dose involving the patients’ own tumor cells and BCG, the patients produced tumor specific antibody producing circulating B-cells.

We believe our competitive advantage is the unique access to and ownership of a valuable educated B-cell repertoire to be collected from immunized patients in the upcoming Phase III trial as well as the insight and experience from legacy efforts to build a HuMab based business unit. From this institutional knowledge, we should be able to leverage a plethora of new development and production strategies as well as technologies to efficiently and effectively exploit this opportunity. Selected contractors and collaborators will collect blood from patients over the first year of the trial and develop libraries from these unique HuMabs.

We believe that we have two other competitive advantages: First, these Mabs are fully human and are not recognized as antigens by the host’s immune system. Second, recognizing that antibodies have varying degrees of binding potential, in the development of these products, there are procedures for selecting Mabs that have high avidity binding potential. This allows for more efficient targeting and potency.

The most important point to understand is that no company in our opinion (other than us) can generate antibodies in a set of patients based on a clinical response to a sterile, colon cancer vaccine.

Fully Human Monoclonal Antibodies

The industry’s original Mab products were mouse or chimeric or humanized resulting in significant drug development challenges as they:

•	Do not interact efficiently with the human immune system,
•	Have rapid clearance, potency issues,
•	Can cause allergic reactions,
•	Often trigger a human anti-mouse antibody (HAMA) response, and
•	Often require royalty payments to third party owners of the tools and methods to optimize the drug product.

By contrast, Vaccinogen’s HuMabs are fully human (not humanized) and carcinoma tumor specific. Their properties allow them to be administered safely to humans in large quantities with potential application in chronic as well as acute disease settings. This is in contrast to the mouse Mabs that have been engineered with human protein (i.e. humanized Mabs) to minimize, but not eliminate, the antigenic potential, and thus the production of a human anti mouse immune response that decreases the potency of the drug. These HuMabs are also expected to be of interest in the vaccine, imaging and diagnostics markets. Furthermore, they may have applications in indications beyond the cancer market.

Immune Libraries

We believe that our repertoire of educated B-cells from OncoVAX® immunized patients will allow the creation of a unique library comprised solely of human “immune” responses from immunized patients. This means that the antibodies were created naturally in the human body (matured in-vivo). These antibodies are far more “potent” and vastly superior to those developed in-vitro (outside the body) in their ability to bind with and neutralize the target disease.

These two characteristics, “fully human” and “immune”, provide us with what we believe is a valuable competitive advantage and an asset that can complement the OncoVAX® investment opportunity.

We intend to launch a pivotal Phase III trial of autologous colon tumor vaccines. The 275 treated patients will yield immune B-cells from which multiple phage expression libraries can be produced. Our intended approach to exploit this market opportunity is to execute strategic partnerships with a select group of qualified pharma and genomics companies, allowing them access to its monoclonal library. Our partners will “mine” the libraries using antigens or target molecules they own, to identify potential antibodies for further development. Ultimately, we expect these antibodies will be developed and commercialized into products for use in the detection, treatment, and prevention of malignant diseases. This is very timely since based on the explosion of genomic research into cancer cells; discoveries of the random mutational events have in 2011 alone yielded 400 new markers and possibly 1,000 in 2012. The utility of safe and effective high avidity HuMab to these new markers would be a powerful application.

The business model may provide us with multiple potential funding events as our partners explore, discover, qualify, and ultimately commercialize a product using one of our antibodies. In general terms, the potential funding events for each single antibody targeted for a specific indication will follow a pattern similar to the following.

Development Stage	Agreement Stage	Timing

Exploration	Technology Access	Lump-sum on signing, and annual renewal fees

Discovery	Technology Development	Lump-sum on identification of target antibody

Qualification	Developmental Collaboration	Payments at various stages throughout the FDA approval process

Commercialization	Royalty	Quarterly payments

The landscape of the biopharmaceutical industry is undergoing transformation. The patents for some of the most successful commercial pharmaceutical products are expiring. Pharmaceutical companies are discovering that the scientific breakthroughs in the area of human genetics can easily render a successful product obsolete at a very early stage in its product life cycle. Over 400 known cancer genes were discovered in 2011 and thousands of complete cancer genome sequences will be available by 2018. So, we expect that the drug makers are searching for ways to respond to the need for developing new products quickly, while reducing development costs and lowering their exposure to the risk of unplanned obsolescence.

We believe that the HuMab derived from phage libraries of our immune B-cells can be used to diagnose, treat or prevent tumor progression. The European Medicines Agency granted marketing authorization of one of the HuMabs (88BV59) called Humaspect on September 25, 1998. The safety of the fully HuMab has been declared by the European Medicines Agency which stated that as a tumor imaging agent, the treatments could not be given sooner than once a month. The significance of this was the safety profile which demonstrated that the 88BV59 antibody was not immunogenic and thus did not induce the production of an anti-human antibody response. This is significant because mouse monoclonal antibodies have limited utility due to a robust human antimouse response and humanized monoclonal antibodies are given along with immunosuppressive therapies.

One treatment program that Vaccinogen holds several patents on and has investigated with HuMab is pretargeting. This approach consisted of injecting maximum tolerable dose of HuMab conjugated to a proprietary linker. Once the tumor is saturated, inject a radioisotope, toxin or chemotherapeutic dose, which will bind to the tumor bound antibody linker and spare the normal tissue. We did several patients with a variety of late stage carcinomas and the approach showed promise in preventing progression of tumors.

The pharmaceutical industry appears to have settled on monoclonal antibodies as one answer to these challenges. Human monoclonal antibodies offer the industry a safer and less expensive path to a more expeditious product development cycle, shortening the time to market for each new drug and allowing the pharmaceuticals to strength their product portfolios. We believe that our fully human immune repertoire is unique and extensive therefore attractive to strategic partners.

Colon Cancer Incidence by Stage

Colon cancer represents the third most common form of cancer in both the US and Europe. American Cancer Society statistics suggest there will be about 102,000 new cases of colon cancer diagnosed within the US. The European Cancer Observatory estimates that there were about 245,000 new cases of colon cancer across Europe.

Colon cancer is segmented at diagnosis into four disease stages. In Stage I, the cancer is confined to the mucosa and sub-mucosa of the colon. Stage II tumors have penetrated farther into the muscles around the colon, but the tumor has not visibly spread to lymph nodes of more distant sites. Stage III tumors have either advanced local spread or have spread to lymph nodes. Stage IV tumors have distant metastases at diagnosis.

Statistical information on the relative staging of colon cancer is collected and analyzed by a variety of government and industry groups. One of the most comprehensive cancer tumor registries for the US market is the Surveillance, Epidemiology and End Results Data (SEER) database. The Journal of the National Cancer Institute also publishes a variety of analytical studies largely relying on the SEER database for evaluation of cancer incidence, staging and survival.

Vaccinogen’s analysis of available colon cancer data suggests that the proportion of Stage I and IV patients has remained relatively constant over the past decade. However, there has been an on-going increase in the proportion of patients being diagnosed with earlier stage localized disease (Stage II), largely resulting from more consistent screening practices in the US and improving diagnostic technologies (fecal occult blood tests, sigmoidoscopy, colonoscopy, CEA screening). Available data suggests that Stage III is still a significant, but declining, percentage of reported colon cancers.

The table below highlights some the shifts in historical and anticipated incidence of Stage I-IV colon cancer in the US.

COLON CANCER INCIDENCE BY STAGE

	1990s1	2004[2]	2010E3	2020E3

Stage I	15%	8%	10%	10%

Stage II	36%	39%	40%	46%

Stage III	28%	39%	37%	31%

Stage IV	22%	14%	13%	13%

[1]	Journal of the National Cancer Institute, Vol. 96, No. 19
[2]	SEER Data
[3]	Company Estimates

Epidemiology to Market Characteristics

In Stage I colon cancer, the disease is treated completely through surgical intervention. There is an unmet medical need with respect to more effective Stage II colon cancer therapies, since recommended surgical intervention does not appear to fully eradicate micro metastases and leads to recurrence rates of approximately 30%. Chemotherapy is not recommended in Stage II colon cancer, with numerous studies suggesting no benefit. More serious Stage III colon cancer is treated with a combination of surgery and chemotherapy as a standard of care. Advanced Stage IV cases involve treatment with chemotherapeutics and/or surgical intervention.

Stage II Tumor Colon Cancer Market

While the Stage II colon cancer market is considerable, Vaccinogen’s OncoVAX® production methodology requires a total of about 3 grams of tumor to provide enough material for the production of a full complement of vaccine for a course of therapy. Based on prior clinical trial experience, Vaccinogen estimates that about 30% of surgically resected Stage II tumors will not meet minimum size requirements for vaccine production. Vaccinogen’s colon cancer market models and forecasts reduce the targeted Stage II total market to reflect this minimum tumor size constraint. Vaccinogen further adjusted down targeted Stage II colon cancer figures by an additional 10% to account for potential logistical problems inherent with its centralized manufacturing requirements, damages, etc.

A review of available data on estimated annual colon cancer incidence is produced by the American Cancer Society, European Cancer organizations, SEER and the Journal of the National Cancer Institute. This statistical work and related assumptions provides the foundation for determining the scope and magnitude of colon cancer across major global regions, and was further segmented to evaluate distinct Stage II colon cancer market opportunities for OncoVAX®.

United States Trend

The overall incidence of colorectal cancer has actually been declining modestly in the US, from a total of about 112,000 cases in 2007 to 102,000 cases in 2011. The reasons for this decline are not completely understood, but may include factors such as reduced smoking, higher aspirin use, changes in diet, etc. For purposes of forecasting, the Company has assumed a modest decline in the net number of new colon cancers over the next ten years. This reduction in overall colon cancer cases in the US is largely offset by a greater proportion of disease detected at Stage II.

More rigorous screening for colon cancer has led to improvement in earlier detection, giving a significant redistribution of the TNM (tumor, node, metastases) staging of the disease. Over the past decade, there has been a gradual shift toward earlier detection and therefore more localized disease as well as relative declines in advanced disease. Vaccinogen estimates that Stage IV disease has declined significantly over the past 20 years and now account for only about 13% of cases in the US. Stage III has also been gradually declining, with a corresponding increase in earlier disease increasing the proportion of patients with Stage II disease. Vaccinogen projects that the proportion of overall cancer assigned to Stage II should gradually increase to 46% of colon cancer patients in 2020 and beyond.

European Trends

The European market for colon cancer is considerably larger than the US and still growing, owing to sheer population demographics. Vaccinogen estimates that many of the more wealthy major European markets (France, Germany, Italy, Spain, UK) have characteristics closely mirroring US colon cancer staging, but with a slightly higher proportion of Stage III and Stage IV disease. This trend is even more pronounced toward Stages III and IV in other Eastern European geographies with less comprehensive screening. For Eastern Europe (and other less developed healthcare economies), Stage II is estimated to represent about 20%-25% of total colon cancer diagnosis. Similar to the shift in the US, Vaccinogen projects that Stage II colon cancer should gradually build to a level of about 45% of all cases in major EU economies and to about 35% of all cases in emerging Europe by 2020.

Rest of World (ROW)

Rates of colon cancer are actually rising in Japan, and changes in diet and higher rates of obesity are seen as key drivers for increasing colon cancer incidence through major emerging economies such as China. While sheer population demographics suggest a significant incidence of colon cancer in the region, the lack of rigorous screening protocols suggest that disease is usually detected at even later stages than in the US or Europe. Vaccinogen forecasts assume that only about 25%-26% of colon cancer is Stage II across the collective rest of world geographies. Vaccinogen forecasts that this proportion of Stage II cases will gradually increase, but only reach about the 35%-36% level by 2020.

Global Totals

These factors point to a considerable market for OncoVAX® in a growing and sizeable global market for Stage II colon cancer. In the US, Vaccinogen estimates that the overall number of Stage II colon cancer cases will range between 41,000 to 46,000 over the next decade. For the top five major European countries, Vaccinogen forecasts growth in the Stage II colon cancer market will increase from about 61,000 in 2010, to a level of 74,000 by 2020. Other rest of world geographies are collectively estimated to grow from a level of about 201,000 in 2010 to about 252,000 by 2020, albeit largely confined with less developed healthcare economies.

Stage III Colon Cancer Opportunity

The shift in colon cancer diagnosis to earlier Stage II disease is expected to lead to a gradual reduction in the proportion of patients diagnosed with later Stage III disease. We believe that OncoVAX® has significant potential in Stage III disease, and plans to conduct an inexpensive pilot study with a surrogate endpoint to test the feasibility of giving the vaccine in conjunction with chemotherapy. Larger studies in Stage III disease could begin after successful data from Stage II trials. Such a timeline could introduce a label indication for Stage III disease in a 2019 timeframe. Although Stage III is modestly declining, it still represents a potentially attractive commercial target. Our modeling suggests a US market for Stage III of about 35,000 cases in 2020. Europe Top 5 Stage III colon cancer collectively should be over 57,000 cases, while ROW geographies will account for over 241,000 cases in 2020. Our current revenue forecast contains no revenues from Stage III.

Intellectual Property

Intellectual property protection is important to our ability to successfully commercialize its innovative technology. We have broad patents covering the OncoVAX® technology in the U.S. and eight other countries, Australia, Canada, Switzerland, Germany, France, Great Britain, Ireland and Italy. These patents and applications provide broad coverage for the production of autologous cancer vaccines. The key protection of OncoVAX®, in addition to considerable expertise protected as trade secrets, is the broad, issued patent protection around the production of autologous, sterile, metabolically active cancer vaccines developed by us. This patent, entitled “Sterile Immunogenic Non-Tumorigenic Tumor Cell Composition and Methods” was issued in 2009 and expires no sooner than 2025. This patent covers the entire OncoVAX® technology platform product candidate but emphasizes the manufacturing process that results in a sterile vaccine. The FDA has mandated that sterility of vaccines is required for any drug product to reach the US market. The standard pharmaceutical procedures for sterility are not possible for drugs consisting of live tumor cells. Thus, a patented procedure that creates a sterile cellular drug product like the one we have developed could result in a regulatory barrier to entry to competitors. Our intellectual property is pledged as collateral under certain financing arrangements described below.

Outside of the United States, we have, in certain territories, corresponding issued patents related to OncoVAX®. Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge, it may be possible to continue to obtain commercial benefits from other characteristics such as clinical trial data, product manufacturing trade secrets, uses for products, and special formulations of the product or delivery mechanisms.

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated, declared unenforceable, circumvented or may not cover all applications we desire. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies, or who could design around our patents. In addition, future legislation may impact our competitive position in the event brand-name and follow-on biologics do not receive adequate patent protection. From time to time, we have received invitations to license third-party patents.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position, in part by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. We hold considerable proprietary expertise related to the OncoVAX® technology, including the production of autologous cancer vaccines.

We have brand names for our OncoVAX® products and related technologies, and anticipate filing 5 trademark applications for these and related marks.

OncoVAX® Patents Pledged As Collateral under Certain Financing Arrangements.

Agreements with Organon Teknika

The patent related to our OncoVAX® technology was pledged as collateral under a New Security Agreement dated October 31, 2007 between Intracel Holdings Corporation and Organon Teknika Corporation and secures payments due Organon under that certain October 31, 2007 letter agreement with Intracel, including the remaining $3.5 million in settlement payments due Organon thereunder (plus any accrued interest from the date of the October 31, 2007 letter agreement based on the prime lending rate in effect on the anniversary of such letter agreement), of which $500,000 is past due and has not been paid and the remaining $3,000,000 is due in equal annual payments of $1 million commencing the first year after the first marketing approval of OncoVAX® by the FDA or EMA (the “Settled Amount”). We assumed these liabilities in connection with our October 24, 2010 Asset Transfer Agreement with Organon. Under this letter agreement, failure to make a payment with respect to the Settled Amount when due is an event of default, which if unremedied for a period of 45 days after written notice of such default has been received will be a default under the New Security Agreement. To date, we have not received any notice of default from Organon in respect of our past due $500,000 payment. Should Organon deliver a notice of default and we fail to cure such default within 45 days (which would require payment by us of $500,000 plus accrued interest), then under the terms of the New Security Agreement the OncoVAX® patent would be assigned to Organon. In the event this occurs, we would seek to license key aspects of the patent back post-assignment. Given that we have developed considerable information and skill in the manufacturing and clinical aspects of OncoVAX® during our clinical trials, we have a reasonable expectation that such license would be available on commercially acceptable terms.

The Abell Foundation Financing

The patent related to our OncoVAX® technology was pledged as collateral under a Patent Security Agreement to secure payment of amounts due under a Fourth Amended and Restated Promissory Note in the original principal amount of $1,800,000 Abell’s security interest under the Patent Security Agreement is granted in conjunction with our October 26, 2011 Security Agreement with Abell. This Note has a December 31, 2013 Maturity Date. Under the Security Agreement, upon any Event of Default under the Note, Abell may enforce its security interests by collecting or liquidating all or any part of the collateral granted by us (including the OncoVAX® patent) or selling, assigning, licensing or otherwise disposing of all or any part of the collateral at public or private sale.

Under our Note with Abell, the following events constitute an Event of Default: (a) failure by us to pay any principal, interest, or other amount due under the Note at or prior to the time when it is due and payable; (b) any failure of us to duly perform, comply with or observe any of the other terms, conditions, or covenants contained in the Note or any other transaction documents entered into in connection therewith, if such failure remains uncured for five business days after written notice is delivered; (c) any representation or warranty made by us in the Note or in any of the other Transaction Documents (as defined) or in connection therewith, or any information provided by or on behalf of us under the Note or pursuant to any of the other Transaction Documents or in connection therewith, being or becoming false, misleading, incomplete or incorrect in any material respect; (d) our (i) default in any payment of principal of or interest on any of its Debt (as defined below) (other than this Note), beyond the period of grace, if any, provided in the instrument or promissory note under which such Debt was created; or (ii) defaults in the observance or performance of any other agreement or condition relating to any such Debt or contained in any instrument or agreement relating thereto, or any other event occurs or condition exists, the effect of which default or other event or condition is to cause, or to permit the holder(s) of such Debt to cause, with the giving of notice if required, such Debt to become due prior to its stated maturity; (e) any judgment against us or any attachment or levy against our property with respect to a claim remains unpaid, unstayed, on appeal, undischarged, unbonded or undismissed for a period of thirty (30) days; (f) we generally do not pay its debts as such debts become due, or admits in writing its inability to pay its debts generally; or a petition for relief in a bankruptcy court is filed by us; or we apply for, consent to or acquiesce in the appointment of a trustee, custodian or receiver for us or any of our assets or property or makes a general assignment for the benefit of its creditors or, in the absence of such application, consent or acquiescence, a trustee, custodian or receiver is appointed for us or for a substantial part of its assets or property and is not discharged within thirty (30) days hereafter; or any bankruptcy, reorganization, debt arrangement or other proceeding or case under any bankruptcy or insolvency law or any dissolution or liquidation proceeding is instituted against us and if instituted against us is consented to or acquiesced in by us or remains undismissed for sixty (60) days thereafter; or we take any action to authorize any of the actions described in this subsection; or (g) any demand by a holder of any of the Current Payables (as defined below) to make payment in excess of $30,000 on any Current Payable which remains unsatisfied by us for a period of ten (10) days.

Under the Abell Note, “Debt” of any person means, without duplication, (a) all indebtedness of such person for borrowed money, (b) all obligations of such person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (c) all obligations of such person evidenced by notes, bonds, debentures or other similar instruments, (d) all obligations of such person created or arising under any conditional sale or other title retention agreement or arrangement with respect to property acquired by such person, (e) all obligations of such person as lessee under leases that have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (f) all obligations, contingent or otherwise, of such person in respect of acceptances, letters of credit or similar extensions of credit, (g) all Debt of others guaranteed directly or indirectly in any manner by such person, and (h) all Debt of others secured by a lien or other encumbrance on any asset of such person, whether or not such person has assumed or become liable for the payment of such Debt. Notwithstanding the foregoing, the term “Debt” shall not include our payables which are outstanding prior to the date of this Note (whether or not past due) (the “Current Payables”) including, but not limited to, the amounts owing to Organon Teknika Corporation and Organon BioSciences International B.V. (and their successors) pursuant to that certain letter agreement dated October 31, 2007.

On May 31, 2013, the maturity date on the note was extended to July 31, 2013. Effective July 31, 2013, the maturity date on this note was extended to December 31, 2013. In consideration of the extension, we agreed that the Notes would be paid concurrently with the closing of each issuance or sale of additional shares of capital stock, or securities directly or indirectly convertible or exchangeable for capital stock (each an “Equity Issuance”) occurring after July 31, 2013 in an amount equal to (a) twenty percent (20%) of the first $2,640,271 of gross proceeds of such Equity Issuance(s), (b) twenty-five percent (25%) of the next $6,000,000 of gross proceeds of such Equity Issuance(s), and (c) one hundred percent (100%) of the net proceeds of all Equity Issuance(s) thereafter to pay the remaining amount due under the Note, if any. Additionally, the Company agreed to issue common stock warrants at defined intervals during the period of July 31, 2013 to December 31, 2013 should the Note remain unpaid in whole or part, resulting in the issuance of 300,000 common stock warrants. At December 31, 2013, the total amount outstanding under this Note (including accrued interest) was $1,331,500.

Effective January 1, 2014 the maturity date was extended to January 31, 2014.

On February 26, 2014, we issued a Seventh Amended and Restated Promissory Note to The Abell Foundation, Inc. dated February 1, 2014 in the aggregate principal amount of $1,038,957.94. The amended and restated note extends the maturity date until July 31, 2014. In addition, the amended and restated note provides that the note will be paid concurrently with the closing of each issuance or sale of additional shares of capital stock, or securities directly or indirectly convertible or exchangeable for capital stock (each an “Equity Issuance”) occurring after February 1, 2014 in an amount equal to (a) twenty-five percent (25%) of the next $5,693,135 of gross proceeds of such Equity Issuance(s), and (b) one hundred percent (100%) of the net proceeds of all Equity Issuance(s) thereafter.

In connection with the issuance of the Seventh Amended and Restated Promissory Note, we entered into an Amendment No. 7 to the Note and Warrant Purchase Agreement (the “Amended Purchase Agreement”), which Amended Purchase Agreement increases the amount of shares issuable to The Abell Foundation under the Warrant to be issued to Abell by up to 360,000 Warrant Shares (the “Additional Warrant Shares”), calculated as follows: (i) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on March 1, 2014, (ii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on April 1, 2014, (iii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on May 1, 2014, (iv) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on June 1, 2014; (v) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 1, 2014 and (vi) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 31, 2014.

Should we ever default under our note issued to Abell, they will be entitled to exercise their rights under the security agreement, including the right to take possession of the OncoVAX® patents to satisfy the obligations under these agreements.  In the event this occurs, we would seek to license key aspects of the patent back from Abell. Given that we have developed considerable information and skill in the manufacturing and clinical aspects of OncoVAX® during our clinical trials, we have a reasonable expectation that such license would be available on commercially acceptable terms.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with OncoVAX® or other products that we are developing.

Our competitors include major pharmaceutical companies. These companies may have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources. However, to our knowledge there are no products in development that are competing with OncoVAX® in Stage II colon cancer or have achieved the development of Stage III clinical trials FOLFOX is a chemotherapy regimen for treatment of colorectal cancer, made up of the drugs: (i) FOL– Folinic acid (leucovorin); (ii) F – Fluorouracil (5-FU) and (iii) OX – Oxaliplatin (Eloxatin). FOLFOX is the current approved adjuvant treatment for Stage III colon cancer. We know of no other development of autologous cell vaccines for treatment of either of these stages of colon cancer.

Competition among products approved for sale will be based upon, among other things, efficacy, reliability, product safety, price-value analysis, and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

Regulatory

General

Government authorities in the United States and other countries extensively regulate, among other things, the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

FDA Approval Process

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate, otherwise known as an Investigational New Drug (“IND”) application. In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials. The collection of these data, as well as the preparation of the IND applications for review by the FDA, are costly in time and effort, and may require significant capital investment. We may encounter significant difficulties or costs in our efforts to obtain

FDA approvals that could delay or preclude us from marketing any products we may develop.

If the IND is accepted by the FDA, we would then start clinical trials to determine, among other things, the proper does, safety and efficacy of the drug candidate. A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. Prior to commencement of each clinical trial, a company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards at the institutions participating in the trials. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time. Clinical trials can be conducted under a Special Protocol Assessment (SPA) which is an agreement between the sponsor and the FDA that the design, size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval.

To obtain marketing authorization, a company must submit to the FDA the results of the pre-clinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic such as OncoVAX®, a BLA. The FDA may deny approval to a BLA if applicable regulatory criteria are not satisfied. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which we may market our product. In addition, under a BLA, the manufacturer of the product continues to be subject to facility inspections.

We are also subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of conduct of a clinical trial or authorization of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the E.U., Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Fast Track Designation/Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission.

Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval. All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that any third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and Biologics License Applications (“BLA”) holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

Federal Anti-Kickback, False Claims Laws &The Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes, and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. For example, this statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, civil monetary damages and penalties and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payor.

In addition, the federal Physician Payment Sunshine Act, when implemented will require the reporting by drug manufacturers of “payments or transfers of value” made or distributed to physicians and teaching hospitals, with limited exceptions. Failure to comply with the reporting obligations may result in civil monetary penalties.

State Laws

Marketing Restrictions and Disclosure Requirements. A number of states, such as Minnesota, Massachusetts and Vermont, have requirements that restrict pharmaceutical marketing activities that go beyond commitments made related to adhering to the Pharmaceutical Research and Manufacturers of America Code for Interactions with Healthcare Professionals. These state requirements limit the types of interactions we may have with healthcare providers licensed in these jurisdictions. In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Still other state laws mandate implementation of specific compliance policies to regulate interactions with health care professionals.

Healthcare Reform. Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs. Under the federal Patient Protection and Affordable Care Act, states will have authority to define packages of “essential health benefits” that health plans in the individual and small group markets must offer beginning in 2014. The definition of these packages could affect coverage of our products by those plans.

Sale of Pharmaceutical Products. In addition, in the United States, many states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply. We are also subject to certain state privacy and data protection laws and regulations.

Data Privacy

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity and therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

Price Controls

In many of the markets in which we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS as well as the agency’s subregulatory coverage and reimbursement determinations. The methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. In the past year, Congress has considered additional reductions in Medicare reimbursement for drugs as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs and services are covered and reimbursed also are subject to change.

We intend to make OncoVAX® available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B will be Vaccinogen’s participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA” ).

The availability of federal funds under Medicaid and Medicare Part B to pay for OncoVAX® and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

European Regulatory Authorities

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

Environmental and Safety Laws

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We are also subject to various laws and regulations governing laboratory practices and the experimental use of animals.

We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs.

Taxes

We are current on all of our tax filings. We were delinquent in filing our U.S. tax returns. Our 2008 and 2009 tax returns were filed in August 2013 and our 2010, 2011 and 2012 tax returns were filed in September 2013. We do not owe any income taxes for any of those years as we have not shown any income in such years.

There is an issue with penalties regarding the U.S. information reporting Form 5471 for Switzerland, the Netherlands, and the United Kingdom. The Company failed to timely file, including extension, all applicable U.S. information reporting Forms 5471 for annual periods 2007 through 2011. The Company did timely file all applicable U.S. information reporting Forms 5471 for the 2012 annual period.

The IRS has been imposing penalties on a regular basis for the failure of U.S. taxpayers to file Form 5471. The penalty is $10,000 per entity for each year. A U.S. income tax return is not considered complete without the filing of the report.

In accordance with statutory filing requirements, the Company’s penalty accrual related to failure to file and late filings of Forms 5471 should be $130,000 as of December 31, 2013.

As of December 31, 2012 the Company had accrued $90,000 of income tax (ASC 740-10) penalties related to failure to file and late filings of Forms 5471. For the tax year ended December 31, 2013 the Company has accrued $30,000 for the United Kingdom penalties and an additional $10,000 penalty for Switzerland.

All income tax returns for our foreign subsidiary in the Netherlands have been timely filed.

Employees

As of December 31. 2013, we had 9 full time employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good. In addition, we also have 8 technical and administrative consultants that we may hire as additional full time employees as our financial condition improves.

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

RISKS RELATED TO OUR BUSINESS

Our success is dependent upon OncoVAX® achieving regulatory approval and acceptance in the marketplace, the failure of either will have a negative effect on our business, financial condition and results of operations.

Our future growth and profitability will depend on its ability to introduce and market OncoVAX®. There can be no assurance that we will be able to obtain necessary regulatory approvals for OncoVAX® in a timely manner, if at all. Our failure to introduce and market OncoVAX® in a timely manner would have a material adverse effect on our business, financial condition and results of operations.

Even if OncoVAX® is approved for marketing by the FDA and other regulatory authorities, there can be no assurance that it will be commercially successful or that we will be successful producing OncoVAX® on a commercial scale at a cost that will enable us to realize a profit. Despite the results of the clinical trials of OncoVAX®, there can be no assurance that oncologists and other physicians will refer patients for treatment with OncoVAX®. Market acceptance also could be affected by the availability of third-party reimbursement. Failure of OncoVAX® to achieve significant market acceptance could have a material adverse effect on our business, financial condition and results of operations.

We have a history of significant losses from continuing operations and expect to continue such losses for the foreseeable future.

Since our inception, our expenses have substantially exceeded our revenues, resulting in continuing losses and an accumulated deficit. Because we presently have no product revenues and we are committed to continuing our product research, development and commercialization programs, we will continue to experience significant operating losses unless and until we complete the development of OncoVAX® and other new products and these products have been clinically tested, approved by the FDA and successfully marketed.

We have devoted our resources to developing a new generation of products but will not be able to market these products until we have completed clinical testing and obtain all necessary governmental approvals. In addition, our products are still in development and testing and cannot be marketed until we have completed clinical testing and obtained necessary governmental approval. Accordingly, our revenue sources are, and will remain, extremely limited until our products are clinically tested, approved by the FDA and successfully marketed. We cannot guarantee that our product will be successfully tested, approved by the FDA or marketed, successfully or otherwise, at any time in the foreseeable future or at all.

We do not anticipate our annual expenses to increase due to our reporting obligations because of the significant one-time costs we incurred to prepare for becoming a public company.

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have recurring losses and negative cash flows from operating activities and have significant future commitments, substantial doubt exists regarding our ability to maintain operations at the same level we are currently performing. Further, the report of BDO USA, LLP, our independent registered accounting firm, with respect to our consolidated financial statements at December 31, 2013 and December 31, 2012 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

We have no internal sales or marketing capability and must enter into alliances with others possessing such capabilities to commercialize our products successfully.

We intend to market our products, if and when such products are approved for commercialization by the FDA, either directly or through other strategic alliances and distribution arrangements with third parties. There can be no assurance that we will be able to enter into third-party marketing or distribution arrangements on advantageous terms or at all. To the extent that we do enter into such arrangements, we will be dependent on our marketing and distribution partners. In entering into third-party marketing or distribution arrangements, we expect to incur significant additional expense. There can be no assurance that, to the extent that we sell products directly or we enter into any commercialization arrangements with third parties, such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for our products and services.

If we do not raise additional capital, we may not be able to complete the development, testing and commercialization of our treatment systems or continue as a going concern.

To complete the development and commercialization of our product, we will need to raise substantial amounts of additional capital. We do not have any committed sources of financing and we cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all.

In the event we cannot raise sufficient capital, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. Furthermore, if we cannot fund our ongoing development and other operating requirements we may no longer be able to continue as a going concern.

We rely on third parties to conduct all of our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with budgets and other financial obligations or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates in a timely or cost-effective manner.

We rely, and expect to continue to rely, on third-party Clinical Research Organizations to conduct all of our clinical trials. Because we do not conduct our own clinical trials, we must rely on the efforts of others and cannot always control or accurately predict the timing of such trials, the costs associated with such trials or the procedures that are followed for such trials. We do not anticipate significantly increasing our personnel in the foreseeable future and therefore, expect to continue to rely on third parties to conduct all of our future clinical trials. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they do not carry out the trials in accordance with budgeted amounts, if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, or if they fail to maintain compliance with applicable government regulations and standards, our clinical trials may be extended, delayed or terminated or may become prohibitively expensive, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

We depend on key personnel for our continued operations and future success and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers, or scientific officers, including Michael G. Hanna, Jr, Ph.D., would be significantly detrimental to us. In June of 2012, our CEO, Mr. Michael Kranda, resigned for personal reasons under mutually agreed to terms. Mr. Kranda’s departure did not result in any loss of key institutional knowledge of OncoVAX®, which is already in place with a diverse number of internal experts. In October of 2012, our head of quality assurance resigned due to our lack of sustainable capital. In July of 2013, our head of manufacturing and quality control, resigned for similar reasons. We plan to replace those skill sets by shifting responsibilities and tasks over to other current full time and part time employees and consultants. For the long term, we will be the hiring additional similar experts and/or recruiting prior employees back when we are sufficiently funded. The current personnel plan provides sufficient capacity as the clinical trial commences. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

If an event of default is declared under agreements with Organon Teknika, including the security agreement, we could lose possession of the OncoVAX® intellectual property.

In connection with certain prior agreements between Intracel Holdings Corporation and Organon Teknika (now Merck), Intracel entered into a security agreement granting Organon Teknika a first priority security interest in all of intellectual property and patents related to OncoVAX®. The OncoVAX® patent secures payments due Organon under that certain October 31, 2007 letter agreement with Intracel, including the remaining $3.5 million in settlement payments due Organon thereunder, (plus any accrued interest from the date of the October 31, 2007 letter agreement based on the prime lending rate in effect on the anniversary of such letter agreement), of which $500,000 is past due and has not been paid and the remaining $3,000,000 is due in equal annual payments of $1 million commencing the first year after the first marketing approval of OncoVAX® by the FDA or EMA (the “Settled Amount”) and (ii) a royalty of (A) 10% of the net sales of OncoVAX® until the $3.5 million (and accrued interest) settlement payment is paid. We assumed these liabilities in connection with our October 24, 2010 Asset Transfer Agreement with Organon. Under this letter agreement, failure to make a payment with respect to the Settled Amount when due is an event of default, which if unremedied for a period of 45 days after written notice of such default has been received will be a default under the New Security Agreement under which our intellectual property was pledged as collateral. To date, we have not received any notice of default from Organon with respect to the past due $500,000 payment. Should Organon deliver a written notice of default and we fail to cure such default within 45 days (which would require payment by us of $500,000 plus accrued interest), then under the terms of the New Security Agreement the OncoVAX® patent would be assigned to Organon. Should we lose our OncoVAX® patent to Organon, we would be required to seek a license from Organon or cease using certain technologies related to OncoVAX® or delay commercialization of OncoVAX®, and we could be required to pay substantial damages if it is found we infringed on the patents assigned to Organon, which could materially harm our business.

If an event of default is declared under our security agreement with The Abell Foundation, we could lose possession of the OncoVAX® intellectual property.

In connection our promissory note issued to The Abell Foundation in the original principal amount of $1,800,000, we granted The Abell Foundation as security interest in our patents related to OncoVAX®. At February 28, 2014, the total amount outstanding under this Note was $975,716. The Note has a current maturity date of July 31, 2014. The security agreement states that if an event of default under the Note occurs (including failure to make any payments when due), the secured party has the right to take possession of the OncoVAX® patents to satisfy the obligations under these agreements. See “Intellectual Property—OncoVAX® Patents Pledged As Collateral Under Certain Financing Arrangements—The Abell Foundation Financing.” Should we ever default under the Abell note, they will be entitled to exercise their rights under the security agreement, including the right to take possession of the OncoVAX® patents to satisfy the obligations under these agreements.  Should we lose our OncoVAX® patent to Abell, we would be required to seek a license from Abell or cease using certain technologies related to OncoVAX® or delay commercialization of OncoVAX®, and we could be required to pay substantial damages if it is found we infringed on the patents owned by Abell (or any third party purchaser of such patents), which could materially harm our business.

Our business is subject to numerous and evolving state, federal and foreign regulations and we may not be able to secure the government approvals needed to develop and market our products.

Our research and development activities, pre-clinical tests and clinical trials, and ultimately the manufacturing, marketing and labeling of our products, all are subject to extensive regulation by the FDA and foreign regulatory agencies. Pre-clinical testing and clinical trial requirements and the regulatory approval process typically take years and require the expenditure of substantial resources. Additional government regulation may be established that could prevent or delay regulatory approval of our product candidates. Delays or rejections in obtaining regulatory approvals would adversely affect our ability to commercialize any product candidates and our ability to generate product revenues or royalties.

The FDA and foreign regulatory agencies require that the safety and efficacy of product candidates be supported through adequate and well-controlled clinical trials. If the results of pivotal clinical trials do not establish the safety and efficacy of our product candidates to the satisfaction of the FDA and other foreign regulatory agencies, we will not receive the approvals necessary to market such product candidates. Even if regulatory approval of a product candidate is granted, the approval may include significant limitations on the indicated uses for which the product may be marketed.

Many states in which we do, or in the future may do, business, or in which our products may be sold, impose licensing, labeling or certification requirements that are in addition to those imposed by the FDA. There can be no assurance that one or more states will not impose regulations or requirements that have a material adverse effect on our ability to sell our products.

In many of the foreign countries in which we may do business or in which our products may be sold, we will be subject to regulation by national governments and supranational agencies as well as by local agencies affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. There can be no assurance that one or more countries or agencies will not impose regulations or requirements that could have a material adverse effect on our ability to sell our products.

Legislative and regulatory changes affecting the health care industry could adversely affect our business.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. There have been a number of government and private sector initiatives during the last few years to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements. It is uncertain which legislative proposals, if any, will be adopted (or when) or what actions federal, state, or private payors for health care treatment and services may take in response to any health care reform proposals or legislation. We cannot predict the effect health care reforms may have on our business and we can offer no assurances that any of these reforms will not have a material adverse effect on our business. These actual and potential changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. In addition, uncertainty remains regarding proposed significant reforms to the U.S. healthcare system.

The success of our products may be harmed if the government, private health insurers and other third-party payors do not provide sufficient coverage or reimbursement.

Our ability to commercialize our products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. The reimbursement status of newly approved medical products is subject to significant uncertainty. We cannot guarantee that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for health care providers.

We face intense competition and the failure to compete effectively could adversely affect our ability to develop and market our products.

There are many companies and other institutions engaged in research and development of various technologies for cancer treatment products. We believe that the level of interest by others in investigating the potential of possible competitive treatments and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer treatment research in the United States and other countries include, among others, major pharmaceutical companies, specialized technology companies, and universities and other research institutions. Most of our current and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than do we, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

OncoVAX® is based on novel technologies, which may raise new regulatory issues that could delay or make FDA approval more difficult.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. OncoVAX® and our immunotherapies are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of OncoVAX® and our other active immunotherapy products under development.

Our products may not be accepted in the marketplace; therefore we may not be able to generate significant revenue, if any.

Even if OncoVAX® or any of our other potential products is approved and sold, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payers.

Technologies for the treatment of cancer are subject to rapid change, and the development of treatment strategies that are more effective than our technologies could render our technologies obsolete.

Various methods for treating cancer currently are, and in the future are expected to be, the subject of extensive research and development. Many possible treatments that are being researched, if successfully developed, may not require, or may supplant, the use of our technologies. The successful development and acceptance of any one or more of these alternative forms of treatment could render our technology obsolete as a cancer treatment method.

We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our products and business.

Our success depends significantly on the continued contributions of our executive officers, scientific and technical personnel and consultants, and on our ability to attract additional personnel as we seek to implement our business strategy and develop our products and businesses. During our operating history, we have assigned many essential responsibilities to a relatively small number of individuals. However, as our business and the demands on our key employees expand, we have been, and will continue to be, required to recruit additional qualified employees. The competition for such qualified personnel is intense, and the loss of services of certain key personnel or our inability to attract additional personnel to fill critical positions could adversely affect our business. Further, we do not carry "key man" insurance on any of our personnel. Therefore, loss of the services of key personnel would not be ameliorated by the receipt of the proceeds from such insurance.

Products we may potentially commercialize and market may be subject to promotional limitations.

The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may require us to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

RISKS RELATING TO MANUFACTURING ACTIVITIES

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing (and any future) supply contract manufacturers and clinical trial investigators, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices, or equivalent cGMP regulations developed by authorities in other countries. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must be inspected and audited routinely for compliance with applicable United States and other country regulations. Our current Emmen facility is operating under cGMP protocols and had its cGMP recertification inspection in July 2013. On August 5, 2013, the Dutch inspector issued its official report on the July 2013 inspection under which they concluded that the cGMP levels for the Emmen Facility were sufficient. We received official recertificated cGMP status in October 2013. If any future inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we, the FDA, or governmental authorities in other countries may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension or change of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

RISKS FROM COMPETITIVE FACTORS

Our competitors may develop and market products that are less expensive, more effective, and safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render potential products obsolete before they generate revenue.

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

RISKS RELATING TO OUR CLINICAL TRIAL AND PRODUCT DEVELOPMENT INITIATIVES

Clinical trials for product candidates must satisfy stringent regulatory requirements or we may be unable to utilize the results.

The clinical trials for OncoVAX® and of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar governmental authorities in other countries. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States and other countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or earlier results may not be replicated in later clinical trials;

•	the results of pre-clinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including pre-clinical testing or human clinical trial results, we may abandon or substantially restructure programs that we might previously have believed to be promising;

•	we, the FDA, an IRB, an EC, or similar regulatory authorities in other countries may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA, or equivalent governmental authorities in other countries, to halt clinical trials or cause the FDA or non-United States regulatory authorities to deny approval of the product candidate for any or all target indications.

Each phase of clinical testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once approved and launched, will be commercially successful.

The FDA, other non-United States regulatory authorities, or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

Although we obtain guidance from regulatory authorities on certain aspects of our clinical development activities, these discussions are not binding obligations on regulatory authorities. Regulatory authorities may revise or retract previous guidance or may disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. FDA, or equivalent other country authorities, may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA or other country authority review through the FDA’s Advisory Committee process or other country procedures. Views of the Advisory Committee or other experts may differ from those of the FDA, or equivalent other country authority, and may impact our ability to commercialize a product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner.

Patient enrollment is affected by factors including:

•	design of the trial protocol;
•	the size of the patient population;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	geographic proximity and availability of clinical trial sites for prospective patients.

Additionally, even if we are able to identify an appropriate patient population for a clinical trial, there can be no assurance that the patients will continue in the clinical trial through completion.

If we have difficulty enrolling or maintaining a sufficient number of patients with sufficient diversity to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

RISKS RELATED TO REGULATION OF THE PHARMACEUTICAL INDUSTRY

OncoVAX® and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Other applicable non-United States regulatory authorities have equivalent powers. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products.

Obtaining regulatory approval for marketing of a product candidate in one country does not assure we will be able to obtain regulatory approval in other countries. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Once approved, the FDA and other United States and non-United States regulatory authorities have substantial authority to limit the uses or indications for which a product may be marketed, restrict distribution of the product, require additional testing, change product labeling or mandate withdrawal of our products. The marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including: the manufacturing, testing, distribution, labeling, packaging, storage, reporting and record-keeping related to the product, advertising, promotion, and adverse event reporting requirements. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in required post-marketing studies, additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

In general, the FDA and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading, and marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action.

Our failure to obtain approval, significant delays in the approval process, or our failure to maintain approval in any jurisdiction will prevent us from selling a product in that jurisdiction. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, manufacturing, quality control, labeling, packaging, adverse event reporting, advertising, promotion and record-keeping requirements. Any problems with an approved product, including the later exhibition of adverse effects or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

Failure to comply with foreign regulatory requirements governing human clinical trials and failure to obtain marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, manufacturing, testing, product approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not assure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.

RISKS IN PROTECTING OUR INTELLECTUAL PROPERTY

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets. We have issued patents, and applications for United States and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit protection.

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

We are also subject to the risk of claims, whether meritorious or not, that our products or immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. And if we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.

In addition to our OncoVAX® patent, which expires in 2025, we have a patent covering the methodology for making tumor specific human monoclonal antibodies for the B-cells of OncoVAX® immunized patients and describe the relevant epitopes (tumor associated antigens) which with the antibodies react. This patent was issued in 1999 and expires in 2015. Patents for individual monoclonal antibodies require molecular identification of the target (epitope) and reactive (variable) region of the antibody. So these individual patents have been made for existing antibodies (legacy antibodies) and will be made for new antibodies discovered in our Human Monoclonal Antibody technology platform. We do not expect the loss of this patent related to legacy antibodies effect the future of the technology platform.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Our Success Will Depend In Part On Our Ability To Grow And Diversify, Which In Turn Will Require That We Manage And Control Our Growth Effectively.

Our business strategy contemplates growth and diversification. Our ability to manage growth effectively will require that we continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. There can be no assurance that we will be able to manage our growth and a failure to do so could have a material adverse effect on our business.

RISKS RELATED TO OUR COMMON STOCK

You may not be able to liquidate your investment since there is no assurance that an active public market will develop for our common stock.

There is no established public trading market for our securities.  Although our common stock is actively trading on the OTC Link (OTC.QB Tier) under the symbol VGEN, there has been limited public trading of our common stock and there can be no assurance that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our securities may be restricted under the securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the trading of our securities. Investors should consider the secondary market for our securities to be a limited one.

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

Our officers, directors and principal stockholders collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 46% of the outstanding shares of our common stock as of December 31, 2013. In addition, our principal stockholder is the beneficial owner of approximately 42% of the outstanding shares of our common stock as of the date of this filing. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 200,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 50,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies quoted on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC Bulletin Board, which may have an adverse material effect on our Company.

We face risks related to compliance with corporate governance laws and financial reporting standard.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We were delinquent in filing our U.S. tax returns including the form regarding our international subsidiaries which will cause us to incur penalties.

We are current on all of our tax filings. We were delinquent in filing our U.S. tax returns. Our 2008 and 2009 tax returns were filed in August 2013 and our 2010, 2011 and 2012 tax returns were filed in September 2013. We do not owe any income taxes for any of those years as we have not shown any income in such years.

There is an issue with penalties regarding the U.S. information reporting Form 5471 for Switzerland, the Netherlands, and the United Kingdom. The Company failed to timely file, including extension, all applicable U.S. information reporting Forms 5471 for annual periods 2007 through 2011. The Company did timely file all applicable U.S. information reporting Forms 5471 for the 2012 annual period.

The IRS has been imposing penalties on a regular basis for the failure of U.S. taxpayers to file Form 5471. The penalty is $10,000 per entity for each year. A U.S. income tax return is not considered complete without the filing of the report.

In accordance with statutory filing requirements, the Company’s penalty accrual related to failure to file and late filings of Forms 5471 should be $130,000 as of December 31, 2013.

As of December 31, 2012 the Company had accrued $90,000 of income tax (ASC 740-10) penalties related to failure to file and late filings of Forms 5471. For the tax year ended December 31, 2013 the Company has accrued $30,000 for the United Kingdom penalties and an additional $10,000 penalty for Switzerland.

All income tax returns for our foreign subsidiary in the Netherlands have been timely filed.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Cautionary Statement Concerning Forward-Looking Information

This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements. In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this annual report under the heading “Risk Factors.” These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our executive officers are located at 5300 Westview Drive, Suite 406, Frederick, Maryland 21710 and comprise approximately 4,064 square feet. We lease our executive offices at a rate of $5,089 per month, which lease term ends on October 31, 2013, with an optional additional six month extension period until April 30, 2014. In September 2013, we exercised our option to extend the lease until April 30, 2014.

We also maintain offices, laboratory and scientific manufacturing space at Marco Polostraat 27. 7825 VM, Emmen, The Netherlands which comprises approximately 9,600 square feet. We lease this space at a price of $5,879 per month, which lease term ends on November 30, 2014. We have the right to extend the term for successive one year periods.

Item 3. LEGAL PROCEEDINGS

We are currently in a dispute with a vendor regarding amounts owed for services performed. A demand for payment under a written agreement has been made in the amount of approximately $150,000. Management believes the vendor did not perform under the terms of the contract and contends that no amounts are due. Settlement discussions between the parties are continuing. We have reserved $75,000 under our financial statements for resolution of this matter.

We are party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on our financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY

Market information

On March 8, 2013, FINRA assigned our common stock the trading symbol “VACC.” Effective March 14, 2013, the trading symbol for our common stock was changed to “VGEN”. Our stock has been approved for quotation on the OTC Link (OTC.QB Tier). . The table below sets forth the high and low bid prices for our common stock for each quarter since March 8, 2013, as reported on the OTC Link.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Markets set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2013 (OTC Link)	High Bid	Low Bid
First quarter	$-	$-
Second quarter	$5.50	$-
Third quarter	$4.75	$1.01
Fourth quarter	$7.91	$1.02

2014 (OTC Link)	High Bid	Low Bid
First quarter	$10.85	$5.02

As of December 31, 2013, there were 31,568,629 shares of common stock outstanding, which were held by approximately 350 record stockholders.  In addition, we have reserved 3,310,378 shares of common stock for issuance upon exercise of outstanding warrants.

Dividend Policy

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.	From November 12, 2013 through March 26, 2014, we issued 569,143 units (“Units”) of which 491,872 units were purchased for cash and 77,271 units were purchased in consideration of cancellation of outstanding indebtedness. Each Unit consists of 1 share of common stock and a warrant to purchase 0.3 shares of common stock resulting in the issuance of 569,143 shares of common stock and warrants to purchase 170,743 shares of our common stock. The purchase price for each unit was $5.50 per unit and the exercise price for each warrant was $6.05 per shares. We received gross proceeds of $2,595,296 from the sale of these Units for cash. The proceeds were used for working capital and general corporate purposes. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended. All investors in Unit offering were accredited investors and were solicited by officers (Michael Hanna and Andrew Tussing) of Vaccinogen and all investors had a substantial pre-existing relationship with such officers of Vaccinogen. The shares of common stock and warrants received were issued as restricted securities and all certificates issued contained a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.

2.	The Units referred to in paragraph 1. above contained anti-dilution rights such that if the market price of our Common Stock on the effective date of our first S-1 registration statement filed with the SEC (the “Effectiveness Date Market Price”) was less than $5.50 per share, then we agreed to each subscriber of the Units, for no additional consideration, such number of shares (“Adjustment Shares”) of Common Stock equal to the difference between (x) the number of shares of our Common Stock that would have been issued to purchaser if the per-Unit purchase price for such shares had been equal to either (1) the Effectiveness Date Market Price or (2) $5.00, whichever is greater and (y) the number of shares of the Common Stock originally issued to purchaser upon the closing of the sale of Units. The Effectiveness Date Market Price was $5.35 on October 31, 2013. Accordingly, we issued 15,397 Adjustment Shares to the Unit subscribers under paragraph 1 above. The Adjustment Shares were issued to all accredited investors and were issued as restricted securities and all certificates for such shares contained stating that the shares have not been registered under the Securities Act of 1933, as amended, and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act of 1933, as amended. We relied on the exemption provided by Rule 506 of the Securities Act of 1933, as amended for issuance of the Adjustment Shares. We did not receive any proceeds for issuance of the Adjustment Shares.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2013 and beyond.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2013 and 2012.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO) in an effort to achieve the following:

1.	Complete the pivotal Phase IIIb clinical trial of this autologous vaccine, OncoVAX®, which is a new paradigm to prevent the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior Phase IIIa, which study we believe demonstrated a 50% improvement in recurrence free survival and overall survival in the Stage II target patient population, as compared to surgery alone.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories as well as for additional carcinoma indications.

3.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibodies (“HuMabs”) technology.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimate - Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets. The Company may base such estimates on various assumptions including information received from valuation consultants which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Intangible Assets- Intangible assets consist primarily of the cost of the acquired patents associated with OncoVAX® to be used in research and development and the commercialization cancer related vaccines. The Company has capitalized the cost of OncoVAX® because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines. Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis, over the estimated useful economic life of the patent, which is 12.5 years for OncoVAX®.

The carrying value of the Company’s intangible assets is $62,725,559 and $69,428,831 as of December 31, 2013 and December 31, 2012. Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares cash flows, undiscounted, for each asset or asset group. The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist. If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present. If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated sum of undiscounted cash flows of the asset or asset group.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of December 31, 2013. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through December 31, 2013, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Level 1 -	Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

We carry no investments classified as Level 1.

Level 2 -	Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

We carry no investments classified as Level 2.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Our Abell Warrants, Round C Warrants, Bridge Loan and Abell Investment Option obligations are considered Level 3.

For a further discussion regarding fair value measurements, see Note 9 on Fair Value in the Notes to consolidated financial statements.

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

Results of Operations

Consolidated Statement of Operations Data

	Year Ended December 31,
	2013	2012

Revenues	$-	$-

Operating Expenses:
Research and development	8,687,406	8,139,038
General and administrative expenses	10,756,150	2,960,939

Total Operating Expenses	19,443,556	11,099,977

Loss from Operations	(19,443,556)	(11,099,977)

Loss on Financial Instruments	(3,074,600)	(1,281,916)

Interest and Other Expenses	(2,062,385)	(312,257)

Net Loss	$(24,580,541)	$(12,694,150)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Years Ended December 31, 2013 and 2012

Our operating expenses totaled $19,443,556 and $11,099,977 in the years ended December 31, 2013 and December 31, 2012 respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Year Ended December 31,		Change in 2013 v. 2012
	2013	2012	$	%

Research & Development	$8,687,406	$8,139,038	$548,368	6.74%

Research and development expenses increased to $8,687,406 in the year ended December 31, 2013, or approximately 6.74%, from $8,139,038 in the year ended December 31, 2012. These expenses include approximately $6,700,000 for amortization of intangibles, related to OncoVax® intellectual property, for the years ended December 31, 2013 and 2012. The increase was primarily attributable to increased activity in preparation of the upcoming Phase IIIb clinical trial, including the processing of test tumors in Emmen ($108,000); increased consulting fees ($137,000); personnel related expenses of ($36,000); research activities ($223,000); facility expenses ($76,000) and a decrease in depreciation of ($8,000).

General and Administrative Expenses

	Year Ended December 31,		Change in 2013 v. 2012
	2013	2012	$	%

General & Administrative	$10,756,150	$2,960,939	$7,795,211	263.27%

General and administrative expenses increased to $10,756,150 in the year ended December 31, 2013 from $2,960,939 in the comparable period in 2012. The increase of $7,795,211, from 2012 to 2013 was attributable to both cash and non-cash items.

The non-cash items are comprised of the estimated value ($5,954,545) of the Abell Option issued with respect to the Abell Investment Agreement in January 2013 as discussed in Note 3 of the consolidated financial statements and the charges ($1,347,318) related to the termination of the Kodiak Capital Group, LLC Equity Line of Credit as discussed in Note 5 of the accompanying consolidated financial statements. These charges were partially offset by a decrease in depreciation of ($54,000).

The cash items are increases in accounting fees ($953,000); legal fees ($266,000); D&O liability insurance ($96,000), and partially offset by decreases in salaries of ($290,000) and consulting fees ($473,000).

NonoperatingExpense – Years Ended December 31, 2013 and 2012

Nonoperating expenses were $5,136,985 and $1,594,173 in the years ended December 31, 2013 and 2012 respectively. The nonoperating expenses are discussed below.

Loss on Financial Instruments

	Year Ended December 31,		Change in 2013 v. 2012
	2013	2012	$	%

Loss on Financial Instruments	$3,074,600	$1,281,916	$1,792,684	139.84%

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument.

Loss on Financial Instruments was generated due to changes in the estimated fair value during the year ended December 31, 2013. Losses were recorded for the Round C Warrants in the amount of approximately ($453,000), The Abell Option of approximately ($1,438,000), The Bridge Loan ($400,000) and the Abell Warrants ($508,000).

The Company issued additional warrants associated with the January 2013 amendment as a result of the deemed extinguishment of the Abell Loan. The fair value of the warrants ($275,813) is included in the Loss on Financial Instruments. Further discussion of this transaction can be found in Note 3 and Note 9 to the accompanying consolidated financial statements.

The December 31, 2012 Loss on Financial Instruments was attributable to the change in the estimated fair value of the Abell Warrants of approximately ($772,000) and the Bridge Loan of approximately ($510,000).

Interest and Other Expenses

	Year Ended December 31,		Change in 2013 v. 2012
	2013	2012	$	%

Interest & Other Expenses	$2,062,385	$312,257	$1,750,128	*

*	Not meaningful

Interest & Other Expenses increased to $2,062,385 for the year ended December 31, 2013 from $312,257 for the comparable period in 2012. The increase of $1,750,128 is primarily due to non-cash interest expense relating to the issuance of contingent warrants under the Amendment No, 5 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of $1,751,108.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the years ended December 31, 2013 and 2012 we raised gross proceeds of approximately $4,200,000 and $920,000 respectively.

	Year Ended December 31,		Change in 2013 v. 2012
	2013	2012	$	%
Net cash used in operating activities	$(3,718,110)	$(2,272,903)	$(1,445,207)	63.58%
Net cash used in investing activities	(116,087)	(48,282)	(67,805)	140.44%
Net cash provided by financing activities	3,731,110	2,239,002	1,492,108	66.64%
Effect of foreign exchange rate changes on cash and equivalents	62,343	(40,658)	103,001	-253.34%
Net decrease in cash and cash equivalents	$(40,744)	$(122,841)	$82,097	-66.83%

Cash & Cash Equivalents

Total cash and cash equivalents were $73,096 at December 31, 2013, compared with $113,840 at December 31, 2012, for a decrease of $40,744. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash.

Net Cash Used in Operating Activities

The net cash used in operating activities for the year ended December 31, 2013 consisted of our net loss of $24,580,541 which was offset by our non-cash adjustments of $20,862,431. The net cash used in operating activities for the year ended December 31, 2012 consisted of our net loss of $12,694,150 which was offset for our non-cash adjustments of $10,421,247

The increase of $10,441,004 in non-cash adjustments for the year ended December 31, 2013 is primarily attributable to the stock based expense of $5,954,545 related to the Abell option (for which there was no adjustment in the 2012 period); an increase in loss on financial instruments of $1,792,684; an increase in non-cash interest expense of $1,751,108 attributable to the contingent warrants issued under Amendment No. 5 of the Abell Loan and the removal from prepaid assets of the Kodiak Capital Group, LLC fair value of stock issued for approximately $1,300.000.

Net Cash Used in Investing Activities

We invested $116,087 and $48,282 in the years ended December 31, 2013 and 2012 respectively in purchases of property and equipment. Purchases for 2013 were primarily for improvements to the Emmen facility clean room in preparation for the upcoming Phase III clinical trial.

Net Cash Provided by Financing Activities.

Listed below are key financing transactions entered into by us during 2013:

•	During the year ended December 31, 2013 we raised additional capital of approximately $4,200,000 through the issuance of 764,578 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

•	A principal reduction in the Abell Loan was made in the amount of approximately $469,000.

Listed below are key financing transactions entered into by us during 2012:

•	Between April 2012 and December 2012, we issued $1,019,000 in unsecured notes payable to various investors.

•	On February 16, 2012, we received an additional $300,000, from The Abell Foundation, on the working capital loan originally taken in 2011 in the amount of $1.5 million, thereby increasing the amount outstanding to $1.8 million.

•	During the year ended December 31, 2012 we raised additional capital of approximately $920,000 through the issuance of 167,273 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our Phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of December 31, 2013 we had $73,096 in cash which is less than one month’s cash required to fund operations. Our current monthly cash requirement is approximately $500,000.

We have recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding our ability to remain in operation at our current level. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our financial statements at December 31, 2013 and December 31, 2012 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

We are continuing our Unit (Round C) offering of common stock and warrants. The total offering is for $13,038,000 (or 2,370,546 Units) of which 2 million units are being offered for cash and 370,546 Units are being offered for cancellation of certain outstanding indebtedness. The Units have a purchase price of $5.50 per Unit and are comprised of one share of Common Stock and one Warrant, exercisable for five years, to purchase three-tenths (0.3) of a share of Common Stock at an exercise price of $6.05 per whole share. These securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Through December 31, 2013, we have sold 931,851 Units for gross proceeds of $5,125,181 and 201,400 Units for cancellation of existing indebtedness. Accordingly, at December 31, 2013, there were 1,068,149 Units remaining available for purchase and 169,146 Units remaining for cancellation of existing indebtedness in the Offering. Any funds received upon subscription for Units are immediately available to us, subject only to our arrangements with The Abell Foundation regarding repayment of our outstanding Note due them.

Since January 1, 2014 we have sold an additional 380,099 Units for gross proceeds of approximately $2.1 million.

We do not have sufficient capital to fund our plan of operations over the next twelve months. In order to address our capital needs including our planned Phase IIIb clinical trial, we are continuing our private offering of Units, and we are actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

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

Item 7A QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report as not subject to attestation of our registered public accounting firm pursuant to the Smaller Reporting Company and Emerging Growth Company rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference

Item 15. EXHIBITS. -

1.	FINANICAL STATEMENTS

Reports

2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable and presented in the notes to the financial statements.

3.	EXHIBITS

Exhibit No.	Description

2.1	Asset Transfer Agreement dated June 24, 2012 by and among Vaccinogen, Inc., Intracel Holdings Corporation and the other parties set forth therein.(1)

3.1	Articles of Incorporation of Vaccinogen 1, Inc. dated November 23, 2012.(1)

3.2	Articles of Merger of Vaccinogen, Inc., Delaware corporation with and into Vaccinogen 1, Inc., a Maryland corporation (including name change to “Vaccinogen Inc.”) dated November 23, 2012.(1)

3.3	Articles of Amendment and Restated of Vaccinogen, Inc. dated August 1, 2012.(1)

3.4	Bylaws.(1)

4.1	Investor Rights Agreement dated June 24, 2010 by and among Vaccinogen, Inc., Intracel Holdings Corporation and the other parties set forth therein.(1)

4.2	Fifth Amended and Restated Promissory Note dated July 31, 2013 in the amount of $1,574,155.87 made by Vaccinogen, Inc. in favor of The Abell Foundation, Inc.(4)

4.3	Common Stock Purchase Warrant issued to The Abell Foundation.(2)

4.4	Form of Promissory Note (2012 bridge note offering).(1)

4.5	Form of Warrant (2012 Unit Offering).(1)

10.1	License Agreement dated October 10, 2007 between Vaccinogen, Inc. and Intracel Holdings Corporation.(1)

10.2	Letter Agreement dated October 31, 2007 by and among Intracel Holdings Corporation, Intracel Acquisition Holding Company LLC, OrganonTeknika Corp. and Organon Biosciences International BV.(1)

10.3	New Security Agreement dated October 31, 2007 by and among Intracel Holdings Corporation, OrganonTeknika Corp. and Organon Biosciences International BV.(1)

10.4	Extension and Second Amendment to Lease dated October 23, 2012 by and between Martens Properties, LLLP and Vaccinogen.(1)

10.5	Security Agreement dated October 26, 2011 by and between Vaccinogen, Inc. and The Abell Foundation, Inc.(1)

10.6	Stock Exchange Agreement dated as of June 24, 2010 by and between Vaccinogen, Inc. Intracel Holdings Corporation and the other parties thereto.(1)

10.7	Agreement dated April 16, 2012 between the Company and Oncology Trials Insight, Inc.(1)

10.8	Investment Agreement dated July 18, 2012 between Kodiak Capital Group, LLC and Vaccinogen, Inc.(1)

10.9	Investment Agreement dated January 16, 2013 between The Abell Foundation and Vaccinogen, Inc.(1)

10.10	Registration Rights Agreement dated July 18, 2012 between Kodiak Capital Group, LLC and Vaccinogen.(1)

10.11	Registration Rights Agreement dated June 24, 2010 by and between Vaccinogen, Inc. Intracel Holdings Corporation and the other parties thereto (series B preferred stockholders).(1)

10.12	Amended and Restated Registration Rights Agreement by and between Vaccinogen, Inc., and the other parties thereto (series AA preferred stockholders).(1)

10.13	Advisory Agreement dated May 1, 2009 between Alms and Associates, Inc. and Vaccinogen, Inc.(1)

10.14	Agreement dated October 10, 2012 between Marquant Partners and Vaccinogen, Inc.(1)

10.15	Employment Agreement between Vaccinogen and Michael G. Hanna, Jr., Ph.D.(1)

10.16	Employment Agreement between Vaccinogen and Andrew Tussing.(1)

10.17	Amendment No. 2 to Note and Warrant Purchase Agreement dated January 16, 2013 between Vaccinogen and The Abell Foundation.(1)

10.18	Patent Security Agreement dated April 2013 by and between Vaccinogen and The Abell Foundation, Inc.(1)

10.19	Amendment No. 3 to Note and Warrant Purchase Agreement dated April 18, 2013 between Vaccinogen and The Abell Foundation.(1)

10.20	Placement Agent Agreement with First Liberties Financial.(1)

10.21	Extension and Third Amendment to Lease dated April 2013 by and between Martens Properties LLLP and Vaccinogen.(1)

10.22	Form of Subscription Agreement (2012-2013 Unit Offering)(1)

10.23	First Amendment to Investment Agreement dated July 8, 2013 between Vaccinogen, Inc. and Kodiak Capital Group, LLC.(3)

10.24	Amendment No. 7 to Note and Warrant Purchase Agreement between Vaccinogen and the Abell Foundation (4)

21.1	Subsidiaries.(1)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase

(1)	Filed as an exhibit to our Registration on Form 10 filed with the SEC on July 5, 2013 (File No. 000-54997) and incorporated herein by reference.

(2)	Filed as an exhibit to our Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on September 12, 2013 (File No. 000-54997) and incorporate herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1 filed in with the SEC on July 12, 2013 (File No. 333-189927) and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 4, 2014.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vaccinogen, Inc.

Frederick, Maryland

We have audited the accompanying consolidated balance sheets of Vaccinogen Inc. and subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years  then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vaccinogen Inc. and subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for the  years then ended , in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital, and losses are expected to continue in the future.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Bethesda, Maryland

March 28, 2014

VACCINOGEN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31,	2013	2012

Assets

Current Assets
Cash and cash equivalents	$73,096	$113,840
Restricted cash	44,394	42,044
Inventory	100,150	102,174
Prepaid expenses and other current assets	115,522	140,343

Total Current Assets	333,162	398,401

Prepaid expenses and other assets	-	1,301,463
Property and equipment, net	198,790	107,455
Intangible assets, net	62,725,559	69,428,831

Total Assets	$63,257,511	$71,236,150

Liabilities and Stockholders' Equity
Current Liabilities
Financial instruments	$11,794,790	$2,590,655
Notes payable	4,831,217	5,300,000
Accounts payable	3,357,287	2,021,039
Accrued compensation	1,108,541	620,212
Accrued interest	863,637	929,915
Accrued expenses and other liabilities	639,448	400,678
Related party payable	54,099	34,099

Total Current Liabilities	22,649,019	11,896,598

Total Liabilities	22,649,019	11,896,598

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-

Common stock, $0.0001 par value; 200,000,000 shares authorized; 31,568,629 and 30,601,700 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	3,157	3,060
Additional paid-in capital	143,920,855	138,118,424
Accumulated other comprehensive loss	(36,199)	(83,152)
Accumulated deficit	(103,279,321)	(78,698,780)

Total Stockholders' Equity	40,608,492	59,339,552

Total Liabilities and Stockholders' Equity	$63,257,511	$71,236,150

See accompanying notes to consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,	2013	2012

Revenues	$-	$-

Operating Expenses:
Research and Development	8,687,406	8,139,038
General and administrative expenses	10,756,150	2,960,939

Total Operating Expenses	19,443,556	11,099,977

Loss From Operations	(19,443,556)	(11,099,977)

Loss on Financial Instruments	(3,074,600)	(1,281,916)

Interest Expense and Other Expenses	(2,062,385)	(312,257)

Net Loss	$(24,580,541)	$(12,694,150)

Less: Accretion of preferred stock	-	(16,518,151)

Net loss available to common stockholders	$(24,580,541)	$(29,212,301)

Basic and diluted weighted average shares outstanding	31,089,148	19,686,792

Basic and diluted loss per common share	$(0.79)	$(1.48)

See accompanying notes to consolidated financial statements.

F-3

VACCINOGEN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

Years ended December 31,	2013	2012

Comprehensive Loss
Net loss	$(24,580,541)	$(12,694,150)
Foreign currency translation adjustments	46,953	(45,483)
Total Comprehensive Loss	$(24,533,588)	$(12,739,633)

See accompanying notes to consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

	Stockholders' Equity
	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance, January 1, 2012	12,003,455	$1,200	$-	$(49,486,479)	$(37,669)	$(49,522,948)
Accretion on preferred stock	-	-	-	(16,518,151)	-	(16,518,151)
Conversion of preferred stock to common stock	18,163,748	1,816	135,644,865	-	-	135,646,681
Issuance of common stock to Kodiak	236,364	24	1,301,463	-	-	1,301,487
Issuance of common stock for cash	167,273	17	725,740	-	-	725,757
Issuance of Common stock - C Round	-	-	-	-	-	-
Conversion of payable to common stock	30,860	3	133,621	-	-	133,624
Warrants issued for services	-	-	312,735	-	-	312,735
Other comprehensive loss	-	-	-	-	(45,483)	(45,483)
Net Loss	-	-	-	(12,694,150)	-	(12,694,150)
Balance, December 31, 2012	30,601,700	$3,060	$138,118,424	$(78,698,780)	$(83,152)	$59,339,552
Issuance of common stock for cash	796,389	80	3,253,236	-	-	3,253,316
Conversion of 2012 Bridge Loan for common stock	170,540	17	751,544	-	-	751,561
Stock-based compensation	-	-	46,543	-	-	46,543
Contingent Warrants	-	-	1,751,108	-	-	1,751,108
Other comprehensive income	-	-	-	-	46,953	46,953
Net Loss	-	-	-	(24,580,541)	-	(24,580,541)
Balance, December 31, 2013	31,568,629	$3,157	$143,920,855	$(103,279,321)	$(36,199)	$40,608,492

See accompanying notes to consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2013	2012

Cash Flows From Operating Activities
Net loss	$(24,580,541)	$(12,694,150)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	24,165	109,817
Amortization of intangible assets	6,703,272	6,703,273
Loss on financial instruments	3,074,600	1,281,916
Stock based compensation	46,543	312,735
Other Stock based expense	5,954,545	-
Non-cash interest expense	1,751,108	47,077
Changes in operating assets and liabilities, net:
Changes in restricted cash	(576)	(711)
Prepaid expenses and other assets	1,356,113	(65,420)
Accrued interest	(66,278)	257,017
Accounts payable and accrued expenses and other liabilities	2,018,939	1,775,543

Net Cash Used In Operating Activities	(3,718,110)	(2,272,903)

Cash Flows From Investing Activities
Purchases of property and equipment	(116,087)	(48,282)

Net Cash Used In Investing Activities	(116,087)	(48,282)

Cash Flows From Financing Activities
(Repayments of) Proceeds from Abell Loan	(468,783)	300,000
Proceeds from 2012 Bridge Loan	-	1,019,000
Proceeds from related party notes payable	20,000	-
Proceeds from issuance of common stock and warrants	4,179,893	920,002

Net Cash Provided by Financing Activities	3,731,110	2,239,002

Impact of foreign currency translation on cash and cash equivalents	62,343	(40,658)

Net Decrease in Cash and Cash Equivalents	(40,744)	(122,841)

Cash and Cash Equivalents, beginning of period	113,840	236,681

Cash and Cash Equivalents, end of period	$73,096	$113,840

See accompanying notes to consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Organization

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of December 31, 2013, the Company had an accumulated deficit of approximately $103.3 million and negative working capital of approximately $22.3 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

We do not have sufficient capital to fund our plan of operations over the next twelve months. In order to address our capital needs, including our planned Phase IIIb clinical trial, we are continuing our private offering of Units, and we are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include accounts of Vaccinogen and its wholly owned subsidiary, Vaccinogen BV (a company incorporated in the Netherlands). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in its financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets. The Company may base such estimates on various assumptions which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions in the United States and the Netherlands.

Cash and cash equivalents in the United States are maintained at financial institutions and, at times, balances may exceed federally insured limits. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and noninterest bearing cash balances may again exceed federally insured limits.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Cash and cash equivalents in The Netherlands are maintained at a financial institution and, at times, balances may exceed insured limits. Insurance coverage is limited to 100.000€ for all company accounts at each financial institution.

Inventory

Inventory is reported at the lower of cost or market value. The Company analyzes its inventory and writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. Inventory primarily consists of a product used in creating vaccines using the OncoVAX® technology platform to be utilized in the planned Phase IIIb clinical trial and for research and development activities.

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	3 – 5 years
Automobile	3 – 5 years
Furniture and fixtures	5 years
Computers and software	3 years

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the underlying assets, are capitalized and depreciated.

Intangible Assets

Intangible assets consist primarily of the cost of acquired patents associated with OncoVAX® to be used in research and development and the commercialization of cancer related vaccines. The Company has capitalized the cost of the acquired patents because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines. Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis, over the estimated useful economic life of the patent, which is 12.3 years for OncoVAX®.

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has determined that no impairment has occurred as of December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Foreign Currency Translation

The financial statements of foreign subsidiaries are maintained in their functional currency, which generally is the local currency. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues, expenses and cash flows of these operations are translated using average exchange rates during the reporting period which they occur. The resulting translation adjustments are reflected in other comprehensive loss. As of December 31, 2013, the assets and net deficit of Vaccinogen BV, excluding intercompany balances, were approximately $263,000 and $608,000, respectively. As of December 31, 2012, the assets and net deficit of Vaccinogen BV, excluding intercompany balances, were approximately $177,000 and $204,000, respectively. The net loss of Vaccinogen BV was approximately $1.8 million and $1.2 million for the years ended December 31, 2013 and 2012 respectively.

Revenue Recognition

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer related vaccines still requires additional clinical trials and has not received regulatory approval for commercialization and sale.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statements and tax basis of assets and liabilities, as measured using the enacted tax rates, which are expected to be in effect when the differences reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had greater than 50% likelihood of being realized. Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability under ASC 740-10 (“FIN 48”). It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest in other liabilities/expenses and not include it in the income tax provision of consolidated statements of operations. The Company has identified its U.S. Federal income tax return, its state return in Maryland and Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are still open for examination.

Financial Instruments

Warrants Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). In January 2013, the maturity of the Abell Loan was extended to March 31, 2013. In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013. During January 2014 the borrowing arrangement was amended effective January 1, 2014 to extend the maturity date to January 31, 2014. During March 2014 the borrowing arrangement was amended effective February 1, 2014 to extend the maturity date to July 31, 2014. The accounting treatment of these extensions are described within Note 8 to these consolidated financial statements. In connection to our promissory note issued to The Abell Foundation, we granted The Abell Foundation a security interest in our patents related to OncoVAX®.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Abell Warrants represent a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, the Company has concluded that the Abell Warrants should be accounted for as a liability. The Company is required to record the Abell Warrants at their estimated fair value at the end of each reporting period, with changes in the estimated fair value recorded in the consolidated statements of operations as a component of Loss on Financial Instruments.

As of December 31, 2013 and December 31, 2012, the estimated fair value of the Abell Warrants was $1,615,835 and $831,806, respectively. The Company recorded a loss of $784,030 and $772,416 representing the change in the fair value of the Abell Warrants for the years ended December 31, 2013 and 2012, respectively.

Included in the change in the carrying value of the liability at December 31, 2013 is $275,813 representing the grant date fair value of the amended number of shares issuable in connection with the Abell Warrants pursuant to the January 2013 amendments to the Abell Loan. This amount has been included in the determination of the loss resulting from the deemed extinguishment of the Abell Loan triggered by the January 2013 amendments. The loss from the deemed extinguishment of the Abell Loan has been included as a component of Loss on Financial Instruments in the accompanying consolidated statement of operations.

Effective July 31, 2013, the Company and the Abell agreed to amend the Abell Note (the “July Amendment”). In connection with the July Amendment, the Company and Abell also amended the terms and conditions of the Warrant. In addition to the continuation of the “fixed for variable” feature, if the Company has not repaid the outstanding debt in full by specified dates between July 31, 2013 and December 31, 2013, the Company will be required to issue additional warrants for incremental shares (“Contingent Warrants”). More specifically, since the debt remained outstanding as of August 31, September 30, October 31, November 30 and December 31, the Warrant will be exercisable into the number of shares as described above plus an additional 20,000, 40,000, 60,000, 80,000 and 100,000 respectively. It is understood that the exercise price related to the Contingent Warrants will be the same as that for those warrants subject to the Fixed for Variable provisions – that is it will depend upon a value equal to 85% of the lowest price paid a qualified future raise of equity capital.

The Contingent Warrants provide for the issuance of a fixed number of shares that are known at inception. The Contingent Share warrants are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815-40. As a result, the value assigned to the Contingent Shares warrants has been classified within stockholders’ equity. The outstanding debt was not repaid in full by December 31, 2013 and 300,000 warrants were issued to Abell. The warrants were valued using the Black-Scholes method, and for the year ended December 31, 2013 approximately $1,750,000 was included in Interest expense.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Effective February 1, 2014 the Company and Abell agreed to amend the Abell Note. In connection with the issuance of the Seventh Amended and Restated Promissory Note, we entered into an Amendment No. 7 to the Note and Warrant Purchase Agreement, which Agreement increases the amount of shares issuable to The Abell Foundation under the Warrant to be issued by up to 360,000 Warrant Shares (“Contingent Warrants”), calculated as follows: (i) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on March 1, 2014, (ii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on April 1, 2014, (iii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on May 1, 2014, (iv) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on June 1, 2014; (v) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 1, 2014 and (vi) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 31, 2014.

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

The Abell Option represents a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, the Company has concluded that the Abell Option should be accounted for as a liability and should be recorded as the conditions necessary to trigger the holders rights to exercise are considered by management to be probable of occurring as of December 31, 2013. The Company is required to record the Abell Option at its estimated fair value at the end of each reporting period. The Company recorded the grant date fair value as a component of general and administrative expenses. Changes in the estimated fair value of the Abell Option will be recorded in the consolidated statements of operations as a component of Loss on Financial Instruments.

As of December 31, 2013, the estimated value of the Abell Option is $7,392,528, which the Company has recorded as a liability. The Company has classified the carrying value of the Abell Option in Financial instruments in the accompanying consolidated balance sheet. The Company has recorded a loss of $1,437,983 for the year ended December 31, 2013, representing the change in the fair value of the Abell Option. The initial value assigned to the Abell Option of $5,954,545 was recorded as a component of General & Administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Round C Warrants

From October 2012 through December 2012, and then again from January 2013 through December 31, 2013, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 59,439 shares of common stock were issued in 2012 and Round C Warrants to acquire 280,527 shares of common stock were issued during the year ended December 31, 2013. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

The terms of the Round C Warrants provide for "down-round" anti-dilution adjustments in certain situations whereby the Company sells or issues (a) stock at a price per share less than the exercise price of the Round C Warrants or (b) equity linked financial instruments with an exercise price less than the exercise price of the Round C Warrants. Consistent with the provisions of ASC Topic 815-40, the Round C Warrants are classified as derivative financial instruments. The Company is required to record the estimated fair value of derivative financial instruments at the end of each reporting period, with changes in the estimated fair value of such derivatives recorded in the consolidated statements of operations as a component of Loss on Financial Instruments.

As of December 31, 2013 and December 31, 2012, the estimated fair value of the liability associated with the Round C Warrants was $1,796,427 and $230,349, respectively, and is included in Financial Instrument instruments in the accompanying consolidated balance sheets. The Company has recorded a loss of $453,088 and $0 representing the change in the fair value of the Round C Warrants for the years ended December 31, 2013 and 2012 respectively.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company has classified the Bridge Loan as a derivative financial instrument, as it meets three qualifying criteria of ASC Topic 815 Derivatives and Hedging (“Topic 815”) including the contractual terms whereby the Company can be required to settle its obligation under the Bridge Loan by transferring cash to investors if and only when sufficient additional capital is raised. As of December 31, 2013, and December 31, 2012, the estimated fair value of the liability associated with the Bridge Loan was $990,000 and $1,528,500 respectively, which has been recorded and included in financial instruments in the accompanying consolidated balance sheets.

The change in the carrying value of the Bridge Loan includes a reduction of $938,000 representing the carrying value of the liability, as referenced in Note 9, related to those investors on the date of conversion. In April 2013, the board of directors authorized the Company to offer the investors in the 2012 Bridge Loan, the option to convert the amount otherwise due and payable to them in the event of a successful qualified offering, or $2,038,000, into common stock of the Company, at a per share price equal to that provided in the Round C common stock offering, or $5.50 per share plus 30% warrant coverage. In order to accommodate all Bridge Loan holders, the total dollar value of common stock issuable in the Round C offering was increased from $11 million to $13 million.

During 2013, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments as of December 31, 2013 of $93,800. As a result, the Company issued 170,540 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company and an additional 4,787 adjustment shares as discussed in Note 10 of these consolidated financial statements. The Company also issued additional Round C Warrants exercisable into 51,159 shares of common stock of the Company, with an exercise price of $6.05 per share.

The Company has recorded a loss of $399,500 and $509,500 representing the change in the fair market carrying value of the Bridge Loan for the years ended December 31, 2013 and 2012 respectively. This loss has been classified in (Loss) Gain on Financial Instruments in the accompanying consolidated statements of operations.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

	2013	2012

Abell Investment Option	934,579	-
Convertible debt	73,421	136,799
Restricted stock awards	129,846	119,734
Warrants	3,310,378	2,263,648
Stock Option Pool	77,000	-

4.	Agreements with Intracel

License Agreement

On October 10, 2007, the Company entered into an agreement (the “License Agreement”) with Intracel Holdings Corporation (“Intracel”), for the exclusive and indefinite rights to license and use the OncoVAX® technology platform. OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to block the return of cancer following surgery. In exchange for the rights to OncoVAX®, the Company (i) agreed to issue equity securities equal to 10% of the fully diluted capitalization of the Company, (ii) assumed liabilities of Intracel to Organon Teknika Corporation (“Organon”) totaling $4.0 million under an October 31, 2007 Letter Agreement between Intracel and Organon, (iii) agreed to pay $450,000 in cash for settling trade payable related to the OncoVAX intellectual property, and (iv) agreed to make royalty payments to Intracel based on future sales of OncoVAX®. The terms of the securities issued to Intracel provided Intracel with anti-dilution rights with respect to its 10% ownership interest (See Note 10). The License Agreement also contained a provision such that if the Company obtained specified levels of financing in a specified time period, that title to OncoVAX® would transfer to the Company without further consideration. If the Company did not reach the specified levels of financing in the specified period of time, Intracel could cancel the License Agreement and could re-purchase the rights to OncoVAX®. The Company did not obtain the necessary financing in the period specified.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company accounted for the acquisition of the rights to the OncoVAX® technology platform under the License Agreement in 2007 and the Asset Transfer Agreement in 2010 as an asset acquisition in accordance with ASC Topic 805, Business Combinations. Furthermore, as described in Note 2 to these consolidated financial statements, and in accordance with ASC Topic 730, Research and Development, the Company has capitalized the cost of acquiring the rights to OncoVAX® technology platform as these rights represent intangible assets to be used in research and development activities and for which future alternative uses exist.

In June 2010, in connection with the Asset Transfer Agreement, the Company issued 3,452,766 shares of Series B preferred stock, with an estimated value of approximately $16.8 million. The Company estimated the fair value of the common stock issued pursuant to the License Agreement and the Series B Preferred Stock issued pursuant to the Asset Transfer Agreement by considering various commonly accepted valuation techniques, including the income and market approaches.

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

All shares of Series B preferred stock were converted to common stock in 2012 as discussed in Note 10 to these consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2013 Intracel directly owns approximately 42% of the Company on a fully diluted basis, and certain officers and directors of Vaccinogen are also stockholders of Intracel and collectively own approximately 32% of the Company on a fully diluted basis. Intracel also continues to hold certain royalty rights associated with future commercial sales of vaccines developed using OncoVAX®.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Subsequent Equity Line of Credit

On July 18, 2012, the Company entered into an Investment Agreement, as amended by that Amendment to Investment Agreement dated July 8, 2013 (“Subsequent Investment Agreement”) with Kodiak. The Subsequent Investment Agreement provides the Company an equity line (the “Subsequent Financing”) whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $25 million (the “Subsequent Kodiak Shares”) during the Subsequent Open Period (as defined below). Under the terms of the Subsequent Investment Agreement, the Company has the right to deliver from time to time a Notice to Kodiak stating the dollar amount of Subsequent Kodiak Shares the Company intends to sell to Kodiak with the price per share based on the following formula: eighty percent (80%) of the lowest daily volume-weighted average price of the Company’s common stock during the period beginning on the date of the Notice and ending five (5) days thereafter. Under the Subsequent Investment Agreement, the Company may not deliver the Notice until after the resale of the Subsequent Kodiak Shares has been registered pursuant to a registration statement filed with the Securities and Exchange Commission. Additionally, provided that the Subsequent Investment Agreement does not terminate earlier, during the period, beginning on the trading day immediately following the effectiveness of the registration statement and ending on the 18-month anniversary of the original execution date, the Company may deliver the Notice or Notices to Kodiak (the “Subsequent Open Period”). In addition, the Company cannot submit a new Notice until the closing of the previous Notice, and in no event shall Kodiak be entitled to purchase that number of Subsequent Kodiak Shares which when added to the sum of the number of shares of common stock already beneficially owned by Kodiak would exceed 9.99% of the number of shares of common stock outstanding on the applicable closing date.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Subsequent Investment Agreement will terminate when any of the following events occur: (i) Kodiak has purchased an aggregate of $26 million of the Company’s common stock, (ii) on the date which is eighteen months (18) months following the original execution date of the Investment Agreement, or (iii) upon written notice from the Company to Kodiak. Similarly, this Subsequent Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

As part of the consideration for the Financing, we paid Kodiak a document preparation fee of $25,000 and we issued Kodiak 236,364 shares of common stock valued at approximately $1.3 million. The Company concluded that it was more likely than not the Kodiak Equity Line would not be used at December 31, 2013 and subsequently the Investment Agreement terminated on January 18, 2014 without us issuing or selling any shares to Kodiak. Therefore, the consolidated financial statements for the year ended December 31, 2013 reflect the approximately $1.3 million as an expense, classified within General and Administrative expenses.

6. Property and Equipment

Property and equipment consisted of the following:

December 31,	2013	2012

Machinery and equipment	$903,964	$753,769
Automobile	-	3,965
Furniture and fixtures	35,690	6,690
Computers and software	1,929	1,921
	941,583	766,345

Less accumulated depreciation	(742,793)	(658,890)

	$198,790	$107,455

Depreciation expense was $24,165 and $109,817 for the years ended December 31, 2013 and 2012, respectively.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

7. Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

As discussed in Note 4 to these consolidated financial statements, the total purchase price for the Intellectual Property was ultimately determined based upon the estimated fair value of the Series B preferred stock representing a 50% stock ownership in the Company, the value of cash payments made of $450,000 and, obligations of Intracel assumed of $4 million.

Intangible assets by major asset class were as follows at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$21,792,439	$62,689,417
Other Intangible Assets	121,944	85,802	36,142

	$84,603,800	$21,878,241	$62,725,559

Intangible assets by major asset class were as follows at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$15,093,909	$69,387,947
Other Intangible Assets	121,944	81,060	40,884

	$84,603,800	$15,174,969	$69,428,831

The amortization expense for intangible assets was approximately $6.7 million and $6.7 million for the years ended December 31, 2013 and 2012, respectively. The weighted average amortization period for intangible assets was 12.6 years.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The estimated future amortization relating to all intangible assets that are recorded in the consolidated balance sheets as of December 31, 2013 is as follows:

Years ending December 31,

2014	$6,698,530
2015	6,698,530
2016	6,698,530
2017	6,698,530
2018	6,698,530
Thereafter	29,232,909

$62,725,559

8. Notes Payable

Notes payable are as follows:

December 31,	2013	2012

Organon Obligation	$3,500,000	$3,500,000
Abell Loan	1,331,217	1,800,000

	$4,831,217	$5,300,000

Organon Obligation

Organon, currently owned by Merck & Co, Inc., manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”). Of the $4.0 million due to Organon, $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments with an additional $500,000 (plus accrued interest) payable the first year but no later than one year after the agreement date of October 31, 2007. Organon may elect to receive this first $500,000 installment in stock. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $96,314 and $114,000 for the years ended December 31, 2013 and December 31, 2012, respectively. The accrued interest on this obligation is shown on the Balance Sheet as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property. While the Company has not paid the installment due one year after the Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. Due to the right to declare an event of default and to accelerate all amounts owed on this obligation, all amounts owed under the Agreement have been classified as current in the accompanying consolidated balance sheets. If an event of default were declared, the Company would need to pay the principal payment of $500,000 plus accrued interest, which as December 31, 2013 was approximately $123,000 within 45 days in order to cure such default.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

No costs or expenses were incurred by the Company in connection with the April 2013 or May 2013 extensions. The July amendment requires for the issuance of a fixed number of shares at various points in time known as Contingent Share Warrants. The Contingent Share Warrants are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815-40. As a result, the value assigned to the Contingent Share Warrants has been classified within stockholders’ equity. The outstanding debt was not repaid in full December 31, 2013 and 300,000 warrants were issued to Abell. The warrants were valued using the Black-Scholes method, and for the year ending December 31, 2013 approximately $1.7 million was included in interest expense.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Effective January 1, 2014 the maturity date was extended to January 31, 2014. No costs or expenses were incurred by the Company in connection with the January amendment.

On February 26, 2014, we issued a Seventh Amended and Restated Promissory Note to The Abell Foundation, Inc. dated February 1, 2014 in the aggregate principal amount of $1,038,957. The amended and restated note extends the maturity date until July 31, 2014. In addition, the amended and restated note provides that the note will be paid concurrently with the closing of each issuance or sale of additional shares of capital stock, or securities directly or indirectly convertible or exchangeable for capital stock (each an “Equity Issuance”) occurring after February 1, 2014 in an amount equal to (a) twenty-five percent (25%) of the next $5,693,135 of gross proceeds of such Equity Issuance(s), and (b) one hundred percent (100%) of the net proceeds of all Equity Issuance(s) thereafter.

In connection with the issuance of the Seventh Amended and Restated Promissory Note, we entered into an Amendment No. 7 to the Note and Warrant Purchase Agreement (the “Amended Purchase Agreement”), which Amended Purchase Agreement increases the amount of shares issuable to The Abell Foundation under the Warrant to be issued to Abell by up to 360,000 Warrant Shares (the “Additional Warrant Shares”), calculated as follows: (i) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on March 1, 2014, (ii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on April 1, 2014, (iii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on May 1, 2014, (iv) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on June 1, 2014; (v) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 1, 2014 and (vi) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 31, 2014.

The Additional Warrant Shares are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815.40. As a result, the value assigned to the Additional Warrant Shares has been classified within stockholder’s equity.

Payments of amounts due are required prior to the maturity date based on a percentage of proceeds received from the Company’s subsequent equity financing transactions, as outlined in the agreement. The Abell Loans are secured by all accounts, chattel paper, deposit accounts, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights.

Under the terms of the loan, in the event of default, the interest rate increases to 10% per annum. The Company recorded interest expense related to the Abell Loan of approximately $133,000 and $143,000 for the years ended December 31, 2013 and 2012, respectively.

As described in Note 3 to these consolidated financial statements, in connection with the Abell Loan and the various amendments, the Company issued the Abell Warrants which are exercisable into common stock of the Company. The number of shares into which the Abell Warrants are exercisable was revised with each amendment to the Abell Loan and is ultimately equal $1.1 million divided by 85% of the purchase price per share of stock sold in the Company’s next venture capital financing resulting in proceeds of not less than $35.0 million.

The fair value of the Abell Warrants issued in connection with the Abell Loan in 2011 and subsequent amendment in February 2012 were recorded upon issuance as a debt discount based upon the estimated fair value and were amortized as additional interest expense through the original maturity date. The Company recorded additional interest expense of $0 and $73,527 related to the amortization of debt discount for the years ended December 31, 2013 and 2012, respectively. The Company recorded additional interest expense of $0 and $47,077 related to the amortization of debt discount for the years ended December 31, 2013 and 2012, respectively.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value of the Abell Warrants issued in connection with the January 2013 amendment to the Abell Loan of $275,813 were included in the determination of the loss associated with the deemed extinguishment of the Abell Loan at that time. That loss has been classified within Loss on Financial instruments in the accompanying consolidated statements of operations for the year ended December 31, 2013.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

			December 31, 2013
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,615,835	$-	$-	$1,615,835
Round C Warrants	1,796,427	-	-	1,796,427
Bridge Loan	990,000	-	-	990,000
Abell Investment Option	7,392,528	-	-	7,392,528

	$11,794,790	$-	$-	$11,794,790

		December 31, 2012
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$831,806	$-	$-	$831,806
Round C Warrants	230,349	-	-	230,349
Bridge Loan	1,528,500	-	-	1,528,500

	$2,590,655	$-	$-	$2,590,655

The following is a reconciliation of the fair value measurements from January 1, 2012 to December 31, 2013.

	Abell	Round C	Bridge	Abell
	Warrants	Warrants	Loan	Option

Balance, January 1, 2012	$36,940	$-	$1,019,000	$-
Issuance of securities	22,451	230,349	-	-
Fair value change included in earnings	772,415	-	509,500	-

Balance, December 31, 2012	831,806	230,349	1,528,500	-
Issuance of securities	275,813	1,112,990	(938,000)	5,954,545
Fair value change included in earnings	508,216	453,088	399,500	1,437,983

Balance, December 31, 2013	$1,615,835	$1,796,427	$990,000	$7,392,528

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Quantitative Information

Quantitative information as of December 31, 2013 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Level 3 - Significant Unobservable Inputs

		Principal Valuation	Unobservable	Range
Description	Fair Value	Techniques	Inputs	(Weighted Average)

Abell Warrants	$1,615,835	Black -Scholes	Strike price Equity volatility	N/A

Round C Warrants	$1,796,427	Black -Scholes	Strike price Equity volatility	N/A

Bridge Loan	$990,000	Present Value	Timing and amount of future cash flows	N/A
Abell Investment Option	$7,392,528	Black -Scholes	Strike price Equity volatility	N/A

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

	Abell Warrants		Round C Warrants
	2013	2012	2013	2012

Volatility	80%	90%	80%	90%
Exercise price	$4.68	$4.68	$5.88	$3.05-$6.96
Stock price at December 31	$7.91	$5.71	$7.91	$5.71
Risk free interest rate	3.04%	0.27%	1.13% - 1.75%	0.68- 0.72%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	3.7 -5.0	4.8 – 5.0

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

As described in Note 3 to the consolidated financial statements, the exercise price of the Abell Warrants is ultimately dependent upon the per share price and size of future rounds of equity financing. The Black-Scholes option pricing model was used to value the Abell Warrants as management believes that it can reasonably estimate the terms and conditions of future equity offerings that would impact the valuation of the Abell Warrants. Management’s ability to estimate these terms is based in part upon the terms and conditions of binding agreements to raise future equity capital in place at the time of each valuation.

As described in Note 3 to the consolidated financial statements, the Round C Warrants include a form of anti-dilution protection that may result in future adjustments to the terms of the warrants.

The fair value calculations include the use of both observable and estimated inputs. There remains an inherent subjectivity in the development of the strike price used for both the Abell and Round C warrants. Therefore, the Company considers the derived fair value to have been determined using Level 3 inputs.

Significant changes to the assumptions used in the Company’s model would result in changes in the fair value of the Abell Warrants and the Round C Warrants.

Abell Option

As described in Note 3 to these consolidated financial statements, the number of shares issuable under the Abell Option is dependent upon the lowest price paid for shares in a future qualified round of equity financing. Management has valued the Abell Option based upon an estimate of the fair value of the Company’s underlying stock because management believes it can reasonably estimate the occurrence and the terms of the future equity offering necessary to trigger Abell’s right to exercise the option and establish an exercise price, and because the right to exercise the option has no expiration. Given the perpetual exercise right, the Company believes it is reasonable to consider the shares issuable under the Abell Option as common stock equivalents.

As of January 16, 2013, the date of issuance for the Abell Option, the Company reasonably expected the undiscounted common stock price issuable under the Subsequent Financing Agreement (see Note 5) to be $5.50 per share, discounted to $4.40 per share. Therefore, the $5 million investment divided by the discounted share price of $4.40 yielded an option for 1,136,364 shares. At December 31, 2013, the estimated number of shares has been reduced to 934,580 in recognition of the expected Venture Capital Financing price per share of $5.35, the effective price of the Round C issuances.

Since the Abell Option is perpetual, each option share has a value of the underlying common stock share or $7.91 per share as of December 31, 2013. The $7.91 per share value results in an aggregate value of approximately $7.39 million. This value will be adjusted at the end of each reporting period, based on the valuation of the underlying common stock. The change in value of the Abell Option will be recorded on the financial statements as a Loss on Financial Instruments.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value calculations include the use of both observable and estimated inputs. There remains an inherent subjectivity in the development of the strike price used for the Abell Option. Therefore the Company considers the derived fair value to have been determined using Level 3 inputs.

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

Disclosure of the Fair Value of Financial Instruments

Cash and cash equivalents and accounts payable, are carried at amounts that approximate their fair values due to the short term nature of these financial instruments. The fair value of the Abell Loan approximates its carrying value due to the short term nature of the Abell Loan’s maturity. The fair value of the Organon Obligation approximates its carrying value as the note is due on demand.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

During 2012, the Company issued 236,364 shares of common stock to Kodiak in exchange for their commitment to enter into the equity financing agreements described in Note 5 to these consolidated financial statements. The Company estimated the fair value of the common stock issued to be approximately $1.3 million and has recorded that value as a deferred cost. These costs were to be offset against the anticipated proceeds of the equity financing agreements with Kodiak. The carrying value associated with these shares of common stock had been included in long-term prepaid expenses in the accompanying consolidated balance sheet as of December 31, 2012. The amount was written off as a General & Administrative expense on the accompanying financial statements for the year ended December 31, 2013 as is the agreement was expiring January 18, 2014 and it was determined that financing would not be probable prior to expiration.

Round C Common Stock

The subscription agreement for the Company’s most recent financing, beginning October 2012, through the issuance of common stock (“Round C”) provides a form of anti-dilution protection to subscribers. Pursuant to the subscription agreement, if the market price of the Company’s common stock on the effective date of the Company’s first S.1 registration statement filed with the SEC (the “Effectiveness Date Market Price”) is less than $5.50 per share, then the Company will issue to each subscriber additional shares of common stock. The number of shares issued would equal the difference between a) the number of shares that would have been issued if the price per unit was equal to the greater of the Effectiveness Date Market Price or $5.00 and b) the number of shares originally issued to the subscriber. The anti-dilution rights are determined to be clearly and closely related to the Round C common stock as that term is defined in Topic 815 and as a result these rights are not required to be accounted for as a free standing derivative financial instrument.

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The closing market price Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through December 31, 2103 have been issued with adjustment shares, totaling another 4,598 shares. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the year ended December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

During 2012, the Company raised additional capital of $920,002 through the issuance of 167,273 shares of common stock (Round C) and common stock warrants (Round C Warrants) to purchase 50,181 shares of common stock. $725,757 was allocated to the common stock and $194,245 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. In addition, the Company satisfied a payable to a board member of the Company in the amount of $169,729 by issuing 30,860 shares of common stock and common stock warrants (Round C Warrants) exercisable into 9,258 shares of common stock. $133,624 was allocated to the common stock and $36,105 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. The terms and conditions of the Round C Warrants are described in Note 3 to the consolidated financial statements.

During 2013, the Company raised additional capital of $4,205,105 through the issuance of 764,578 shares of common stock (Round C), 21,465 adjustment shares and common stock warrants (Round C Warrants) to purchase 229,368 shares of common stock. $3,253,316 was allocated to the common stock; $926,581 was allocated to the common stock warrants; $14,542 represents placement agent commissions paid and $10,746 was allocated to placement agent warrants. The Round C common stock warrants were determined to be a derivative financial instrument.

In addition, several investors in the Bridge Loan opted to convert their loan to equity in the amount of $937,970 and the Company issued 170,540 shares of common stock (Round C), 4.787 adjustment shares and common stock warrants (Round C Warrants) exercisable into 51,159 shares of common stock. $751,561 was allocated to the common stock and $186,409 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. The terms and conditions of the Round C Warrants are described in Note 3 to the consolidated financial statements.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The activity related to Series AA Preferred Stock from January 1, 2012 through December 31, 2012 is as follows:

	Series AA Preferred Stock
	Shares	Amount

Balance, January 1, 2012	913,361	$8,993,418

Accretion on preferred stock	-	415,074
Conversion of preferred stock to common stock	(913,361)	(9,408,492)

Balance, December 31, 2012	-	$-

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Anti-dilution Rights - As discussed in Note 4 to these consolidated financial statements the Series B preferred stock issued to Intracel in 2010 requires the Company to maintain Intracel’s ownership interest in the Company at not less than 50% of the total outstanding equity ownership of the Company on a fully-diluted and as-converted basis. Pursuant to these provisions, rights to additional shares of Series B preferred stock in the amount of 1,972,919 shares in 2010, 233,620 shares in 2011; and 24,166 shares in 2012 accumulated in those periods, respectively. During 2012, all outstanding shares of Series B were converted to common shares. The conversion ratio was adjusted as a result of these provisions increasing the number of common shares issued by 2,230,705 shares. These anti-dilution rights expired upon conversion of the Series B preferred stock to common stock in 2012. The anti-dilution rights afforded to holders of the Series B were determined to be clearly and closely related to the Series B as that term is defined in Topic 815 and as a result these rights are not required to be accounted for as a free standing derivative financial instrument.

The activity related to Series B Preferred Stock from January 1, 2012 through December 31, 2012 is as follows:

	Series B Preferred Stock
	Shares	Amount

Balance, January 1, 2012	14,425,377	$110,135,112

Accretion on preferred stock	-	16,103,077
Conversion of preferred stock to common stock	(14,425,377)	(126,238,189)

Balance, December 31, 2012	-	$-

11. Stock-Based Compensation

Restricted Stock

The Company from time to time has issued shares of restricted common shares to employees.  From August 2010 through December 31, 2013, the Company issued 129,846 shares of restricted common stock to employees whose vesting is contingent upon a successful initial public stock offering with a 10 year contractual life. In 2007 and 2010 the Company issued 180,000 and 1.1 million shares, respectively of restricted common stock to employees whose vesting is dependent upon future employment. Those shares generally vest over periods of 4 to 5 years.

The Company records compensation expense for the award of restricted stock based upon the awards fair value determined as the difference in the estimated fair value of the Company’s common stock and the price paid by the employee, if any, generally on the date of grant. The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period. No compensation cost has been or will be recognized for the restricted stock awards whose vesting is contingent upon a successful initial public offering until such event is probable of occurring. As of December 31, 2013, management has determined that such an event is not yet probable of occurring. No compensation expense related to awards with service based vesting was recorded for the years ended December 31, 2013 and 2012

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table summarizes activity related to restricted-stock awards for 2013 and 2012. The weighted average fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the value of the Company’s common stock on such date.

	2013		2012
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Balance, beginning of year	119,734	$3.42	985,190	$3.59
Granted	10,112	$7.91	14,544	$5.71
Vested	-	$-	-	$-
Forfeitures	-	$-	(880,000)	$3.65

Balance, end of year	129,846	$3.77	119,734	$3.42

As of December 31, 2013, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 129,846 shares of common stock was approximately $489,000, which will be recognized upon a successful initial public offering of the Company’s stock. The nonvested restricted stock awards have a weighted average remaining contractual term of 7.28 years. No awards vested during the years ended December 31, 2013 and 2012.

In December 2010, the Company has committed to issue $462,500 of restricted stock, subject to restrictions yet to be defined, to an officer of the Company if and only if the Company completes a financing round that provides bona fide equity capital to the Company of at least $35.0 million.

Stock Option Pool

On July 17, 2012, the Company’s board of directors approved the grant of 200,000 options to acquire Vaccinogen common stock. No options were issued through December 31, 2012. On October 23, 2012, the Company committed to grant an option to purchase 20,000 shares of common stock to an employee if the Company’s stock begins trading on the “Over the Counter Bulletin Board”. The exercise price of the award will be equal to the Company’s stock closing price on the first day of trading on the “Over the Counter Bulletin Board” and the awards will vest over four years from that date.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

During the first quarter of 2013 option grant letters were sent to existing employees and consultants granting an option to purchase an additional 87,000 shares of common stock with the grant date being set as the first day of trading on the “Over the Counter Bulletin Board”. The exercise price of the award was equal to the Company’s closing price on the first day of trading and will vest over four years from that date.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The significant assumptions used in this model include:

Annual Dividend	-
Expected life (in years)	6.25 – 10.00
Risk free interest rate	1.35% - 2.17%
Expected volatility	80%

The following table summarizes the Stock Option pool activity for 2013.

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Balance, beginning of year	-	-	-
Granted	107,000	$7.00	-
Forfeited	(30,000)	$7.00	-
Balance, end of year	77,000	$7.00	3.45

During the year ended December 31, 2013 the Company recorded stock based compensation expense of $46,543 of which $10,777 was allocated to General & Administrative expense and $35,766 to Research & Development.

Total compensation costs for unvested stock option awards outstanding at December 31, 2013 was approximately $375,000 to be recognized over approximately 3.4 years.

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services rendered.  As of December 31, 2013 and December 31, 2012, approximately 785,575 warrants were issued and outstanding with exercise prices ranging from $1.00 to $5.50. To date, all warrants have been issued for past services, with the exercise prices at least equal to the then estimated fair value of the underlying security, were fully vested upon issuance, and had contractual terms ranging from 2.5 to 7.5 years. During 2012, 80,000 fully vested warrants were issued and $312,735 of expense was recognized based on the fair value of the warrant measured on the date of grant. The fair value of the warrants was estimated on the date of grant using the Black-Scholes model assuming volatility of 90%, dividend yield of 0%, and a risk free interest rate of 0.27%.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table summarizes the stock purchase warrant activity for 2013 and 2012.

	2013		2012
		Weighted
		Average Fair		Weighted Average
	Shares	Value	Shares	Fair Value

Balance, beginning of year	785,575	$1.48	705,575	$1.33
Granted	-	-	80,000	$2.87

Balance, end of year	785,575	$1.48	785,575	$1.48

The following table summarizes information on warrants outstanding as of December 31, 2013:

		Weighted Average	Weighted Average
Exercise price	Shares	Remaining Life	Exercise Price

$1.00	705,575	1.05	$1.00
$5.50	80,000	3.74	$5.50

Total	785,575

Common Stock Warrants

The following table summarizes the warrant activity for 2012 and 2013 and is inclusive of the Abell Warrants, the Round C Warrants, the Stock Purchase Warrants and represents the total outstanding warrants.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life
Outstanding at January 1, 2012	2,460,064	$1.15	1.48
Granted	203,584	$5.36	5.80
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2012	2,663,648	$1.48	1.81
Granted	646,730	$5.20	7.66
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2013	3,310,378	$2.20	2.95

The warrants granted in the years ended December 31, 2013 and 2012 had a weighted average fair value at grant date of $4.76 and $4.02 respectively.

The following table summarizes the outstanding warrants by year of expiration:

Shares
2014	1,151,690
2015	1,201,475
2016	-
2017	139,439
2018	280,527
Thereafter	537,247
Total	3,310,378

12. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2014. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $160,000 and $147,000 for the years ended December 31, 2013 and December 31, 2012, respectively.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Minimum future rental payments under non-cancelable operating leases, including amendments to leases entered through the date the financial statements were available to be issued, total $85,022 for 2014.

Royalty Agreement with Intracel

Pursuant to the Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Colon Cancer Products (as defined): (i) 3% of net sales on the first $350.0 million of Net Sales of Royalty Bearing Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $350.0 million and up to and including $750.0 million and (iii) 5% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $750.0 million.

Royalty Agreement with Organon

The Company has agreed to pay Organon a royalty of 10% of the Net Sales of OncoVAX® (and all other TICE BCG related products, if any) until the Organon Obligation is paid in full, including interest, and 3% for 5 years thereafter.

Litigation

The Company may be subject to certain claims arising in the ordinary course of business. The Company and a vendor are in dispute over amounts owed for services performed. A demand for payment under a written agreement has been made against the Company in the amount of approximately $150,000. Management believes the vendor did not perform under the terms of the contract and contends that no amounts are due to the vendor. Management has offered to settle the matter for $75,000 to be paid upon the Company’s successful initial public offering and has accrued $75,000 in the accompanying consolidated financial statements.

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as we believe that we should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the December 31, 2013 exchange rate would have a USD equivalent of approximately $90,000. There has been no expense accrued on the accompanying financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

13. Related Party Transactions

On April 15, 2012, Intracel provided an unsecured note payable in the amount of $30,000. The note is unsecured, non-interest bearing, and becomes due on the date on which a minimum equity raise of $1.0 million occurs. Currently the note is in default. The carrying value of the note payable to Intracel is included in related party payable in the accompanying consolidated financial statements as of December 31, 2013 and December 31, 2012.

In 2012, an executive of the Company loaned the Company $10,000. As of December 31, 2013, the balance due of $4,099 is past due and in default. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying consolidated financial statements as of December 31, 2013 and December 31, 2012.

As discussed in Note 10, on February 14, 2012, a member of the board of directors of the Company, agreed to loan the Company money to pay one of the Company’s vendors an outstanding amount of $169,729. The Company subsequently issued to this board member 30,860 shares of common stock and a warrant exercisable into 9,258 warrants (Round C Warrant).

During 2013, an executive of the Company loaned the Company $70,000. As of December 31, 2013 $20,000 remained unpaid. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying consolidated financial statements as of December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

14. Income Taxes

The Company is subject to U.S. Federal, state and foreign income taxes. The provision/(benefit) for income taxes for the tax years ended December 31, 2013 and December 31, 2012 are as follows:

	December 31,
	2013	2012

Current:
Federal	$-	$-
State	-	-
Foreign	-	-

Total Current	-	-

Deferred:
Federal	(4,466,979)	(3,567,528)
State	(715,374)	(571,329)
Foreign	(165,845)	(231,982)

Total Deferred	(5,348,198)	(4,370,839)

Valuation Allowance	5,348,198	4,370,839

Total Tax Provision/(Benefit)	$-	$-

The benefit for income taxes differed from the amount computed by applying the federal statutory income tax rate to loss before income taxes due to the following items for the years ended December 31, 2013 and 2012:

December 31,	2013	2012

Tax benefit at statutory rates	$(5,348,198)	$(4,370,839)
Change in valuation allowance	5,348,198	4,370,839

Total Tax Provision/(Benefit)	$-	$-

The Company has approximately $4.8 million of net operating losses (“NOLs”) available for federal and state purposes as of December 31, 2013, which will expire between 2027 and 2033.

The Company has approximately $9.0 million of net operating loss (“NOL”) available for foreign purposes as of December 31, 2013, which will expire between 2016 and 2022.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s consolidated effective income tax rate for the years ended December 31, 2013 and 2012 is as follows:

Effective Rate Reconciliation

Years ended	12/31/13	12/31/12

Income tax at statutory rate	(34)%	(34)%
Permanent Book/Tax Differences	12	3
State income taxes	0	0
State Deferred - Net of Fed. Benefit	(3)	(5)
NOL & Equity Issuance True-ups	1	0
Equity Issuance	1	0
Effective Rates Different than Statutory	1	1
Change in Valuation Allowance - Fed	18	28
Change in Valuation Allowance - State	3	5
Change in Valuation Allowance - Foreign	1	2
Effective income tax rate	0%	0%

The temporary differences that arise between financial statement reporting and income tax basis carrying amounts of assets and liabilities give rise to deferred income taxes. The Company’s deferred income tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

December 31,	2013	2012

Total current deferred tax assets	$-	$-
Long-term deferred tax assets:
Start-up expenditures and amortization	15,589,903	11,595,539
U.S. net operating loss	2,576,756	1,388,768
Foreign net operating loss	1,796,704	1,630,858

Total long-term deferred income taxes:	19,963,363	14,615,165
Valuation allowance	(19,963,363)	(14,615,165)

Total Current and Deferred Income Tax Assets/(Liabilities)	$-	$-

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of the objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projection for future growth.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On the basis of this evaluation, as of December 31, 2013 and 2012, a valuation allowance of $20.0 million and $14.6 million has been recorded to record the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The Company is subject to income taxes in the U.S. as well as certain state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to interpretation and require significant judgment to apply.

Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability under ASC 740-10 (“FIN 48”). It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest in other liabilities/expenses and not include it in the income tax provision of consolidated statement of operations. The Company has net operating loss carryovers therefore, the statutes of limitation, for U.S. purposes, remain open until the net operating losses are utilized. The Company is not currently under examination by any taxing authority.

The Company accrued penalties and interest for December 31, 2013 and 2012 of $40,000 and $0, respectively. The total unrecognized tax benefits as of December 31, 2013 and 2012 were $0 with accrued penalties and interest of $130,000 and $90,000 respectively. The Company does not expect its unrecognized tax benefits to significantly increase or decrease over the next twelve months.

December 31,	2013	2012

Balance at January 1,	$90,000	$90,000
Penalties and interest	40,000	-

Balance at December 31,	$130,000	$90,000

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

United States Federal	2007-2012
Switzerland	2008-2011
Netherlands	2007-2012

The Company’s various tax positions could be challenged by the Internal Revenue Service (“IRS”) at such time the Company becomes profitable.  The Company has treated the acquisition of the OncoVAX® technology as the acquisition of a portfolio of assets and not as a trade or business.  The Company has taken the position that the purchase price paid in stock represents a taxable acquisition under the Internal Revenue Code (“IRC”) with a taxable basis in those assets equal to the fair market value of the stock paid.  In the event the Company is challenged upon receiving a tax benefit, the Company could be subject to income tax understatement penalties.

The Company believes it may have experienced an ownership shift, but is analyzing whether or not it experienced an ownership change under IRC Section 382. Based on the Company’s preliminary analysis, if an ownership change occurred, it may result in a yearly Section 382 limitation, but the Company does not believe it would permanently limit its ability to use its net operating losses in the future. The Company is currently working to analyze and determine if an ownership change has occurred.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

15. Supplemental Disclosure of Cash Flow Information

For the years ended December 31, 2013 and December 31, 2012 the Company paid interest costs of $308,506 and $55,241, respectively.

During 2012, the Company issued 236,634 shares of common stock, valued at approximately $1.3 million, to Kodiak in satisfaction of the commitment fund for the equity line of credit and during 2013 this amount was charged to General & Administrative expenses, as the Kodiak equity line of credit agreement was to expire without being utilized.

During 2012, the Company issued 18,163,748 shares of common stock to former holders of preferred stock in consideration for the conversion of all outstanding shares of preferred stock.

During 2012, the Company satisfied a payable to a board member of the Company in the amount of $169,729 by issuing 30,860 shares of common stock and common stock warrants (Round C Warrants) exercisable into 9,258 shares of common stock.

During 2013, the Company issued 170,540 shares of common stock and common stock warrants (Round C Warrants) exercisable into 51,159 shares of common stock of the Company to certain investors in the Bridge Loan who elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The Company also issued an additional 4,787 adjustment shares as discussed in Note 10 of these consolidated financial statements.

16. Subsequent Events

In accordance with ASC 855-50, “Subsequent Events”, the Company has reviewed events through the date of filing.

January 1, 2014 through March 26, 2014, the Company raised additional capital totaling approximately $2.1 million (net of issuance costs) through the issuance of 380,099 shares of Common Stock and warrants to purchase 114,026 shares of Common Stock.

During January, 2014 the Company paid in full the Related Party payable in the amount of $54,099.

On January 1, 2014 The Abell Foundation and the Company agreed to extend the maturity due date for the Abell Loan for one month, until January 31, 2014 by executing the Sixth Amended and Restated Promissory Note. There was no additional expense to the Company for this extension.

Effective February 1, 2014 The Abell Foundation and the Company agreed to extend the maturity due date for the Abell Loan to July 31, 2014, by executing the Seventh Amended and Restated Promissory Note. A description of the terms of the agreement can be found in Note 8 to these consolidated financial statements.

On January 18, 2014 the agreement with Kodiak Capital Group, LLC expired. Accordingly, the Company withdrew the S-1 Registration statement on February 5, 2014.

Effective March 12, 2014 the Company has extended the Closing Date of its Round C common stock private placement financing until July 31, 2014. A description of the subscription agreement can be found in Note 10 of these Consolidated financial statements.

On March 26, 2014 the Vaccinogen Board of Directors approved increasing its unit Round C common stock and warrant financing by $10 million with an option to sell an additional $5 million.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

VACCINOGEN, INC.

By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna Jr., Ph.D.
Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer )

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following person in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Michael G. Hanna, Jr., Ph.,D	Chairman and Chief Executive Officer	March 28, 2014
Michael G. Hanna, Jr., Ph.D.	(Principal Executive Officer)

/s/ Andrew Tussing	President, Chief Operating Officer and	March 28, 2014
Andrew Tussing	acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John Nicolis	Director	March 28, 2014
John Nicolis

/s/ Daniel Fitzgerald	Director	March 28, 2014
Daniel Fitzgerald

/s/ Alan Cohen	Director	March 28, 2014
Alan Cohen

/s/ Daniel Kane	Director	March 28, 2014
Daniel Kane