Form 10-K/A
period 2013-12-31
VACCINOGEN INC
filed 2014-04-30
CIK 1453001

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

___________________

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 28, 2014 (the “Original Filing”) by Vaccinogen, Inc., a Maryland corporation (“Vaccinogen,” the Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2103. The reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Michael G. Hanna, Jr., Ph.D.	77	Chairman and Chief Executive Officer
Andrew Tussing	50	President, Chief Operating Officer and acting Chief Financial Officer
John Nicolis	53	Director
Daniel Fitzgerald	61	Director
Alan Cohen	77	Director
Daniel Kane	56	Director

Michael G. Hanna, Jr., Ph.D., is our Chief Executive Officer and Chairman of our Board of Directors. Dr. Hanna has been with Vaccinogen since its founding in 2007 and developer of OncoVAX®, Vaccinogen’s lead project. Prior to Vaccinogen, Dr. Hanna served as Chairman (Emeritus) and Chief Scientific Officer of Intracel Resources, an integrated biopharmaceutical company that developed cancer vaccines and immunotherapeutic and diagnostic products for both cancers and infectious diseases and an affiliate of Intracel Holdings Corporation, which is our largest stockholder and affiliate. Dr. Hanna has no current management or director relationship with Intracel. Dr. Hanna also served as President and Chief Executive Officer of PerImmune, Inc. before it and Intracel Corp. merged in 1998. From 1985 to 1994, he was the Chief Operating Officer of Organon Teknika Biotechnology Research Institute and Senior Vice President of Organon Teknika Corporation, a subsidiary of Akzo Nobel, N.V., The Netherlands. Prior to that, he was Director of the National Cancer Institute, Frederick Cancer Research Center.

Dr. Hanna received a doctoral degree in experimental pathology and immunology from the University of Tennessee.

Andrew Tussing is our President, Chief Operating Officer and acting Chief Financial Officer. Mr. Tussing has served as an officer of Vaccinogen since its founding in 2007 (of which he is a co-founder). Previously, Mr. Tussing was active in investment banking activities at 1st BridgeHouse Securities and as Managing Director of Growth5 – a venture capital marketing strategy firm. Prior to that, Mr. Tussing was a co-founder of Milestone International Asset Management, which developed hedge-fund-related solutions for financial advisors. He also served in senior roles at Pershing, a division of the Bank of New York, and at Deutsche Bank’s Alex. Brown division where he was Director of Strategic Development, Marketing & Sales for its Correspondent Services business. Mr. Tussing has a BS in Business Administration from the University of Baltimore.

John Nicolis, Co-Chairman, has served as one of our directors since inception in 2007.Mr.Nicolis is Managing Director of Optimal Fund Management, a Sydney, Australia-based investment management company with over US $2.4 Billion in assets; he specializes in Asia Pacific equities.

Mr. Nicolis has almost 20 years' experience in equity sales with Salomon Brothers (Citigroup) and has spent a considerable portion of this time working in Tokyo. More recently, he was based in Melbourne as Head of Equities for Japan, Asia and Australia with overall responsibility for marketing of the company's brokering services as well as the company’s operational activities.

Mr. Nicolis holds a Bachelor of Arts majoring in Japanese and Chinese.

Daniel Fitzgerald has served as a director since 2009. Mr. Fitzgerald worked in fixed income on Wall Street for over thirty years. He is a founding partner of Pinewood Capital Partners in Greenwich, CT, specializing in high yield debt; a market neutral fund. Prior to that, he co-created the Gleacher Nat West High Yield department, specializing in underwriting research and trading in high yield securities. Before that, Mr. Fitzgerald was Managing Director in high yield for 15 years at Donaldson, Lufkin and Jenrette. He has a BS in accounting from Manhattan College. Mr. Fitzgerald is a former member of the Pathmark Board of Directors (2000-2007) and was instrumental in the sale of Pathmark to GAP (Great Atlantic and Pacific) for US$1.35 billion dollars. Mr. Fitzgerald currently manages a family office.

Alan Cohen has served as a director since January 2011. Since 1965, Mr. Cohen has served as Chairman of Alco Capital Group, financial advisory and lending company. In addition since 1999, Mr. Cohen, has served as Chairman of Abacus Advisors, a financial advisory and consulting business. Mr. Cohen has also served as Chief Restructuring Officer for Filene’s Basement, Inc. since 2009. He has been an active participant in seminars on turnaround management, has lectured extensively on restructuring and asset-based lending, and has served as a consultant and advisor to numerous Fortune 500 companies and many of the country’s leading banks and financial institutions.

Daniel Kane has served as a director since January 2011.Mr. Kane is Managing Member of Tiger Capital Group, LLC, and The Nassi Group, LLC. He has over twenty years’ experience managing appraisals, real estate, intellectual property, various acquisitions and liquidations. Prior to joining these companies, Mr. Kane practiced for over ten years as a CPA.

Mr. Kane is currently on the board of Intracel Holdings Corp. and a former board member of Official Pillowtex, LLC (which was sold to Iconix Brand Group), and a former board member of Unwired Technology (which was sold to American Capital, Ltd.).Intracel Holdings Corp. is our largest stockholder and an affiliate.

Mr. Kane received his MS degree from the Stern School of Business at New York University.

Significant Employees and Advisors

Debra R. Hoopes, CPA, MBA, Chief Financial Advisor.

Ms. Hoopes has over 20 years of corporate finance, accounting and management experience across various industries. Her experience includes both private and public companies in the CFO role with hands on executive management experience in both large and small organizations and a proven track record in finance transformation, cost cutting, reorganization, acquisitions, business plan implementation and change management.

Ms. Hoopes has held CFO and COO positions for a variety of companies via Hoopes Management & Advisory Services d/b/a/ CFOLink including ROI2 Inc., Hatteras Networks, OpenQ, Certification Partners, Catcher Inc. via Tatum Partners (an OTCBB company). Ms. Hoopes was also CFO for Catuity Inc, and Intersections, Inc., both NASDAQ listed companies. Ms. Hoopes earned her B.S. in accounting at Virginia Tech, her MBA at George Washington University and obtained her CPA in the Commonwealth of Virginia in 1987 and was licensed in 2007, license # 32837 and additionally obtained a license in the state of Maryland in 2013, License # 01 - 40134.

John Powers, Logistics and Manufacturing Expert/Advisor

Mr. Powers has thirty-two years of experience in the life sciences, and spent twenty-three years successfully starting, growing then selling three small biotech companies. Mr. Powers founded and owns KsD Scientific, a biotechnology-consulting firm and is currently helping start Baltimore BioWorks (Baltimore, MD) a minority-owned vocational biotech training company funded by The Abell Foundation. Mr. Powers was involved in Phase III clinical trial work with Hoffman LaRoche; then worked with the Centers for Disease Control (Atlanta, GA) after which he went to the National Institutes of Health (Bethesda, MD). Mr. Powers is the author of numerous papers, abstracts and manuals, holds four biotech product patents and has filed and received over a dozen FDA 510(k) approvals.

Over the past few years The Abell Foundation has engaged KsD Scientific to investigate several companies to analyze investment opportunities, perform scientific and business due diligence which include; cancer vaccines, nanoparticle fluorophores and bacteriophage applications.

John Powers, MBA did his undergraduate and graduate work at the University of Maryland (College Park, MD) and the Maryland Medical School (Baltimore, MD).

Herbert C. Hoover, Jr., MD, Medical Advisor

Dr. Hoover serves as a Consulting Medical Advisor for Vaccinogen and has been the one clinician involved in all of the clinical trials of OncoVAX®. Dr. Hoover initiated the original pilot trial of active specific immunotherapy in patients with colon cancer at Johns Hopkins Hospital in 1981. He served as a medical advisory role with OrganonTeknika/Biotechnology Research, PerImmune and Intracel.

Dr. Hoover has had numerous honors and awards throughout his career including the Charles B. Thornton Advanced Technology Achievement Award (for the development of tumor-specific human monoclonal antibodies) as well as the Best Doctors in America recognition. He shares multiple patents for the development of monoclonal antibodies and active-specific immunotherapy and has published nearly 100 scientific articles.

Dr. Hoover received his MD from the University of Kansas School of Medicine in 1970. His surgical residency was served at the Massachusetts General Hospital and Harvard Medical School from 1970 to 1977 with a Chief Residency in 1978. He was a Clinical Associate in the Surgery Branch of the NCI, NIH in Bethesda from 1972 to 1974.

Director Independence and Qualifications

Our Board of Directors has determined that Messrs. Nicolis, Fitzgerald, Cohen and Kane are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” below.

We considered Dr. Hanna’s prior experience in the biotechnology industry, including his development of the OncoVAX® vaccine as well as his position as a director of the National Cancer Institute were important factors in concluding that he was qualified to serve as one of our directors. Regarding Mr. Nicolis, we considered his investment and financial experience as important factors in concluding that he was qualified to serve as one of our directors. Regarding Mr. Fitzgerald, we considered his financial experience as well as his role as a former director of Pathmark as important factors in concluding that he was qualified to serve on our board of directors. Regarding Mr. Cohen, we considered his prior experience working with portfolio companies and his role as consultant to Fortune 500 companies as important factors in concluding that he was qualified to serve on our board of directors. Regarding Mr. Kane, we considered his prior experience as a CPA as well as his prior experience serving as a director for other companies as important factors in concluding that he was qualified to serve as one of our directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Family Relationships

Andrew Tussing, our President and Chief Operating Officer is married to the daughter of Michael G. Hanna, Ph.D., our Chief Executive Officer and Chairman of our Board of Directors.

Information about our Board and its Committees.

Board Leadership Structure

Our Board currently does not separate the role of Chairman of the Board from the role of our Chief Executive Officer. Our Board believes that this structure combines experience with accountability and effective oversight. This structure also gives us the continued benefits of integrating the experience and knowledge of Dr. Michael G. Hanna into Company Chairman and Chief Executive Officer positions. Dr. Hanna has over six years of service to our Company, including continuous service on our Board since he co-founded the Company in 2007. Accordingly, the Board believes that Dr. Hanna is uniquely qualified through his experience and expertise to lead our management team and to set the agenda for the Company at the Board level.

Our Board believes that one of its primary functions is to protect stockholder’s interests by providing independent oversight of management, including the Chief Executive Officer. However, our Board does not believe that mandating a particular structure, such as designating an independent lead director or having a separate Chairman of the Board and Chief Executive Officer, is necessary to achieve effective oversight of management. Based on the corporate governance and committee structure currently in place, the Board has determined that each independent director plays an equally important role and that designating one as the “lead independent director” would serve no additional benefit beyond that already achieved by our existing governance structure. All directors, including the Chairman of the Board, are bound by fiduciary obligations imposed by law, to serve the best interests of the stockholders. As a result, our Board has not designated an independent lead director nor has it designated a separate Chairman of the Board and Chief Executive Officer.

Board Role in Risk Oversight

Our Board is actively involved in overseeing our risk management. Our Audit Committee oversees the process by which our senior management and the relevant departments assess and manage our exposure to, and management of, financial and operational risks. Our entire Board manages risks by setting criteria for nomination of director candidates, nominating qualified candidates, establishing and periodically reviewing our governance policies, including our related party transaction policy, and monitoring our compliance with applicable independence requirements. Our entire Board is regularly informed about these risks and oversees the management of these risks and regularly reviews information regarding our operations and finances as well as our strategic direction. Pursuant to our Board’s instruction, management regularly reports on applicable risks to the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board.

Our Board of Directors held 13 formal meetings during fiscal 2013, and the Board of Directors acted by unanimous written consent on 4 occasions during fiscal 2013.

Audit Committee

Our Board of Directors established an Audit Committee in December 2012. Daniel Kane is the sole member of our Audit Committee. We have determined that Mr. Kane is an “audit committee financial expert” as such term is defined under the rules and regulations of the Securities Exchange Act of 1934, as amended.

The Audit Committee provides assistance to our board in satisfying its fiduciary responsibilities relating to our financial statements, financial reporting process, systems of internal accounting and financial controls and the annual independent audit of our financial statements. The Audit Committee is responsible for appointing or replacing the independent auditors, and approves all audit engagement fees and terms and all non-audit engagements with the independent auditors.

The Audit Committee operates under a written charter adopted by our Board of Directors. Our Audit Committee held one meeting in fiscal 2013.

Report of the Audit Committee

Our Audit Committee has issued the following report:

Management is responsible for our internal controls, financial reporting process, and compliance with laws and regulations and ethical business standards. The independent auditor is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes on behalf of the Board of Directors. In this context, the Audit Committee has reviewed and discussed with management and the independent auditors our audited financial statements. The Audit Committee has discussed with the independent auditors the matters required to be discussed by PCAOB Standard No. 16 (Communication with Audit Committees). In addition, the Audit Committee has received from the independent auditors the written disclosures required by PCAOB independence standards and discussed with them their independence from us and our management. Moreover, the Audit Committee has considered whether the independent auditor’s provision of other non-audit services to us is compatible with the auditor’s independence. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission. By recommending to the Board of Directors that the audited financial statements be so included, the Audit Committee is not opining on the accuracy, completeness, or fairness of the audited financial statements.

AUDIT COMMITTEE

Daniel Kane

Communications with the Board of Directors

Stockholders can send communications to the Board of Directors by sending a certified or registered letter to the Chairman of the Board, care of the Secretary, at our main business address set forth above. Communications that are threatening, illegal, or similarly inappropriate, and advertisements, solicitations for periodical or other subscriptions, and other similar communications will generally not be forwarded to the Chairman.

The Medical Advisory Board

Our Medical Advisory Board is comprised of internationally recognized individuals in the fields of oncology and cancer surgery. Our Medical Advisory Board advises and assists our management by reviewing and evaluating our research strategy and research, development and clinical programs. To accomplish this purpose, the Medical Advisory Board will review and monitor the processes and procedures, infrastructure underlying our major discovery and clinical development programs and consists of the following individuals:

Michael G. Hanna, Jr., Ph.D., our Chairman of the Board and Chief Executive Officer.

John S. Macdonald, MD, Professor of medicine, New York Medical College. Previously, Dr. Macdonald has served on the medical staffs at Georgetown University Medical School, University of Kentucky, Temple University New York Medical College and Saint Vincent's Hospital’s Comprehensive Cancer Center where he was chief of medical oncology. Dr. Macdonald graduated from Harvard University medical school and is board certified in internal medicine and medical oncology as well as a specialist in gastrointestinal cancer and cancer immunotherapy. Dr. Macdonald is the recipient of the distinguished American Cancer Society Junior Faculty Fellowship as well as having received numerous awards and distinctions including being named in the Best Doctors in America listing and the Good Housekeeping "Best 300 Doctors in America."

Benjamin S. Carson, MD, In June 2013, after 40 years of medical endeavors, Dr. Carson retired and today serves as Professor Emeritus of Neurosurgery at Johns Hopkins University. Dr. Carson's surgical innovations have included the first intrauterine procedure to relieve pressure on the brain of a hydrocephalic fetal twin, and a hemispherectomy, in which a young girl suffering from uncontrollable seizures had one half of her brain removed. In 1987, Dr. Carson made medical history by being the first surgeon to successfully separate conjoined twins (the Binder twins) who had been joined at the back of the head (craniopagus twins). The 70-member surgical team, led by Dr. Carson, worked for 22 hours. At the end, the twins were successfully separated and can now survive independently. Dr. Carson is a member of the American Academy of Achievement, and the Horatio Alger Association of Distinguished Americans. In 2008, the White House awarded Benjamin Carson the Presidential Medal of Freedom, the nation's highest civilian honor. As an internationally renowned physician, Dr. Carson has authored over 100 neurosurgical publications, along with four best-selling books, and has been awarded 60 honorary doctorate degrees and dozens of national merit citations.

Herbert .C. Hoover, MD, Ph.D., our Medical Advisor

Jan Vermorken, MD, Ph.D., Editor-in-Chief of Annals of Oncology Dr. Vermorken served on the medical staff of oncology, at the University Hospital VrijeUniversiteit , The Netherlands and is Chairman of the Netherlands Society of Oncology, Emeritus Professor of Oncology at the University of Antwerp and past head of the Department of Oncology at University Hospital Antwerp. Dr. Vermorken was principal investigator of the OncoVAX® 8701 phase IIIa clinical trial Jan Vermorken is Emeritus Professor of Oncology at the University of Antwerp and past head of the Department of Oncology at University Hospital Antwerp. Dr. Vermorken’s main field of interest is in gynecological oncology, and head & neck oncology. He coordinated large trials in breast and colon cancer including OncoVAX®’s phase III trial (8701). His main research areas concern early clinical and pharmacological studies with new drugs, studies on the interaction of chemotherapy and radiation therapy, HPV in various malignancies and immunological approaches. Dr. Vermorken is a member of the European Organization for Research and Treatment of Cancer (EORTC) Gynecological Cancer Group (GCG) and the ROTC Head and Neck Cancer Group (HNCG). He chaired the EORTC-GCG from 1983 to 1989 and the EORTC-HNCG from 2006 to 2009. He is still an active member with both groups. He is an officer for ESMO, was member of the ESMO executive committee during the time that he chaired the ESMO National Representative Committee (1991 – 1996) and the ESMO Education Committee (1996 – 2002) and is a prominent member of the ESMO faculty. He is also member of the International Gynecological Cancer Society (IGCS), was founding chair of the Gynecological Cancer Intergroup (GCIG) and was Chairman of the Belgian Association of Cancer Research (BACR) from 2003 to 2011, now still being part of its board.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2013, and 2012.

SUMMARY COMPENSATION TABLE

							Change in
						Non-equity	Pension value
Name and principle position	Year	Salary	Bonus	Stock	Option	incentive plan	And non-
				Awards	Awards	compensation	Qualified deferred	All other	Total
							Compensation	compensation
							earnings
		($)	($)	($)	($)	($)	($)	($)	($)

Micharel G. Hanna, Jr., Ph.D.	2013	350,000[1]	--	--	--	--	--	--	350,000
Chairman and Chief Executive Officer (since July 2012)	2012	350,000[2]	--	--	--	--	--	--	350,000

Andrew Tussing	2013	250,000[3]	--	--	--	--	--	--	250,000
President (since July 2012) and Chief Operating Officer	2012	250,000[4]	--	--	--	--	--	--	250,000

Michael Kranda	2013	N/A	--	--	--	--	--	--	N/A
Former President and Executive Officer (from September2010 – June 2012)	2012	200,000	--	--	--	--	--	--	200,000

(1)	$204,167 was accrued and not paid during the period.
(2)	$251,563 was accrued and not paid during the period.
(3)	$109,375 was accrued and not paid during the period.
(4)	$155,696 was accrued and not paid during the period.

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2013 for any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

Employment Agreement with Michael G. Hanna, Jr., Ph.D.

We entered into a written employment agreement with Michael G. Hanna, Jr., Ph.D., our Chairman of the Board and Chief Executive Officer on February 1, 2010 and amended on December 21, 2010.Pursuant to the agreement Dr. Hanna is entitled to an annual base salary of $350,000 paid semi-monthly. In addition, the agreement provides for an Annual Bonus of up to seventy-five (75%) of Dr. Hanna’s annual base salary, depending on the satisfaction of performance criteria for each calendar year. No later than March 1st of each calendar year, the Board of Directors shall approve performance goals for the calendar year (either as presented by Dr. Hanna, or with reasonable modifications desired by the Board). Such approved performance goals shall indicate the manner in which the Executive's Annual Bonus (if any) will be determined upon partial satisfaction of one or more of the goals. Any Annual Bonus due (less all amounts required to be withheld under applicable law) shall be paid to Dr. Hanna by the March 15th of the calendar year following the calendar year for which it is payable.

Dr. Hanna’s employment agreement also provides for reimbursement of reasonable business expenses and entitlement to reimbursement by us for expenses incurred in a calendar year with respect to tax, financial, family office and legal planning services (including tax return preparation), up to a maximum of $10,000 per calendar month during the Term.

The term of Dr. Hanna’s employment agreement currently ends on December 31, 2014 but will be extended for additional two (2) year periods unless either party, in its or his sole discretion, provides written notice of an intention to not renew the Agreement at the end of the Term at least one hundred and twenty (120) days prior to the end of the Term.

Employment Agreement with Andrew L. Tussing

We entered into a written employment agreement with Andrew L. Tussing, our Chief Operating Officer on February 1, 2010 and President effective July, 2012 and amended on December 21, 2010. Pursuant to the agreement Mr. Tussing is entitled to an annual base salary of $250,000 paid semi-monthly. In addition, the agreement provides for an Annual Bonus of up to seventy-five (75%) of the annual base salary, depending on the satisfaction of performance criteria for each calendar year. No later than February 1st of each calendar year, Mr. Tussing shall submit to our Chief Executive Officer performance goals for the calendar year No later than March 1st of each calendar year, the Chief Executive Officer shall approve performance goals for the calendar year (either as presented by the Mr. Tussing, or with reasonable modifications desired by the Chief Executive Officer). Fifty percent of the bonus will be paid on personal achievements. Such approved performance goals shall indicate the manner in which the Executive's Annual Bonus (if any) will be determined upon partial satisfaction of one or more of the goals. The other fifty percent of the bonus will be a function of our performance and meeting plan for the Calendar year. Any Annual Bonus due (less all amounts required to be withheld under applicable law) shall be paid to Mr. Tussing by the March 15th of the calendar year following the calendar year for which it is payable.

Mr. Tussing’s employment agreement also provides for reimbursement of reasonable business expenses and entitlement to reimbursement by us for expenses incurred in a calendar year with respect to tax, financial, family office and legal planning services (including tax return preparation), up to a maximum of $10,000 per calendar month during the Term.

The term of Mr. Tussing’s employment agreement currently ends on December 31, 2014 but will be extended for additional two (2) year periods unless either party, in its or his sole discretion, provides written notice of an intention to not renew the Agreement at the end of the Term at least one hundred and twenty (120) days prior to the end of the Term.

Potential Payments upon Termination

Both Michael G. Hanna, Jr. Ph.D. and Andrew L. Tussing have entered into employment agreements. Under the terms of their respective Employment Agreement, if (i) the executive resigns with “good reason” or if we terminate executive’s employment without cause such executive will be paid their base salary for the greater of (A) the remainder of the Term or (B) one year with payments due during the first 90 day period following separation to be paid in a lump sum on the final regularly scheduled pay date preceding the end of such 90-day period and the remaining payments to be made when due on our regular payroll schedule or (ii)if such executive’s employment is terminated due to death or disability, such executive (or their estate) will be paid a lump sum cash payment equal to one year of the executive’s base salary. No payments are required to be made to executive upon a change of control (as defined in the employment agreements).

The following table sets forth quantitative information with respect to potential payments to be made to each of Dr. Hanna and Mr. Tussing upon termination in various circumstances. The potential payments are based on each of the executive officer’s Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Payments upon Death Disability (1)	Payments upon Termination without Cause and Resignation for Good Reason (1)(2)
Michael G. Hanna, Jr., Ph.D.	$350,000	$350,000-$700,000
Andrew L. Tussing	$250,000	$250,000-$500,000

(1)	Based on current annual base salary of $350,000 for Dr. Hanna and $250,000 for Mr. Tussing.
(2)	Each executive entitled to be paid its base salary for the greater of the remainder of its employment term or one-year.

Benefits

Continued medical and dental benefits as provided by the Company from time to time for its employees, at the Company’s expense, for the period of time equal to the shorter of the Severance Period or the maximum period of COBRA continuation coverage provided under Section 4980B(f) of the Internal Revenue Code (with such coverage to be treated as COBRA coverage); provided, however, that the Company shall not subsidize COBRA continuation coverage to the extent that the Executive is eligible for the COBRA subsidy under the American Recovery and Reinvestment Act of 2009.

Compensation of Directors

Fees Earned or
	Paid in	Stock	Option	All Other
Name	Cash	Awards ($)	Awards ($)	Compensation	Total ($)
Alan Cohen	--	$20,000 (1)	--	--	--
Daniel Fitzgerald		20,000 (1)
Daniel Kane		20,000 (1)
John Nicolis		20,000 (1)

(1)	We granted each of our non-employee directors 3,636 shares of restricted common stock on December 31, 2013 for their services as a director. Such shares (and any prior restricted stock grants) will vest if, and only if, the Corporation consummates a "Public Offering" or a "Deemed Liquidation Event" (as defined in the Third Amended and Restated Certificate of Incorporation of the Corporation) within ten (10) years after the Grant Date thereof at which time certificates representing the vested shares will be issued

From time to time we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The following tables sets forth information as of March 25, 2014 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 25, 2014 we had 31,994,919 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this filing are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number Of Shares Beneficially Owned		Percentage Owned
5% Stockholders:
Intracel Holdings Corporation (2)	13,324,864		41.65%
Executive Officers:
Michael G. Hanna, Jr. Ph.D.	3,949,289	(3)	12.27%
Andrew Tussing	421,002	(4)	1.31%
Directors:
John Nicolis	3,958,331		11.91%
Daniel Fitzgerald	1,173,104	(6)	3.67%
Alan Cohen	2,514,998	(7)	7.86%
Daniel Kane	2,514,998	(7)	7.86%

All directors and officers as a group (6 persons)	14,531,722		43.39%

(1)	Unless otherwise indicated the address is c/o Vaccinogen, Inc., 5300 Westview Drive, Suite 406, Frederick, MD 21701.
(2)	The address is 550 Highland Street, Suite 417, Frederick, MD 21701.
(3)	Includes 200,000 shares under presently exercisable warrants and 23,188 shares in respect of his indirect ownership interest in Intracel Holdings Corp.
(4)	Includes 20,575 shares under presently exercisable warrants.
(5)	Includes 1,194,748 shares under presently exercisable warrants, 2,717,611 shares held under trusts under which Mr. Nicolis is the trustee and 45,972 shares under restricted stock grants.
(6)	Includes 12,726 shares under restricted stock grants and 602,398 shares in respect of his indirect ownership interest in Intracel Holdings Corporation.
(7)	Includes 10,908 shares under restricted stock grants and 1,729,581 shares in respect of his indirect ownership interest of Intracel Holdings Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2013, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that (i) Intracel Holdings Corporation failed to timely file its Form 3 Initial Statement of Beneficial Ownership; (ii) Mr. Nicolis failed to timely file a Form 4 in connection with receipt of common shares in respect of anti-dilution rights in October 2013 and (iii) Messrs, Nicolis, Fitzgerald, Cohen and Kane failed to timely file Forms 4s with respect to their December 31, 2013 restricted stock grants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intracel Holdings Corporation

Prior to our formation, our Chief Executive Officer was an employee and minority shareholder of Intracel and until April 23, 2014 had a de minimis ownership interest in Intracel (less than 1%). In addition, three of our directors (Daniel Fitzgerald, Daniel Kane and Alan Cohen) are shareholders of Intracel and both Mr. Kane and Mr. Fitzgerald are directors of Intracel. Intracel is our largest stockholder holding approximately 42% of our outstanding stock.

Pursuant to the October 2007 License Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Colon Cancer Products (as defined): (i) 3% of net sales on the first $350.0 million of Net Sales of Colon Cancer Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Colon Cancer Products occurring in the calendar year in excess of $350.0 million and up to and including $750.0 million and (iii) 5% of net sales of Net Sales of Colon Cancer Products occurring in the calendar year in excess of $750.0 million

On April 15, 2012, Intracel loaned us $30,000 under a promissory note. The note is unsecured, non-interest bearing, and becomes due on the date on which a minimum equity raise of $1.0 million occurs. Payment in full was made in January, 2014.

Due to Officers/Directors

As of December 31, 2011, our CEO agreed to convert $462,500 compensation owed to him into a payable that may be satisfied with issuance of restricted Common Stock, subject to restrictions yet to be defined.   The restricted Common Stock issuance is contingent upon our completion of a financing round that provides us bona fide equity capital of at least $35.0 million.

On February 14, 2012, John Nicolis, one of our directors, paid one of our vendors an outstanding amount of $169,729. This money was used to pay for travel expenses associated with raising additional equity. In consideration of this payment, we issued Mr. Nicolis 30,860 units from our unit offering consisting of 30,860 shares of common stock and 9,258 warrants.

In April 2012, our Chief Executive Office, Dr. Hanna, loaned us $10,000. The loan is evidenced by anon-interest bearing unsecured promissory note which is due and payable upon the date on which we receive gross proceeds of equity or debt securities of at least $20 million. Payment in full was made in January, 2014.

In August 2013, our Chief Executive Officer, Dr. Hanna, loaned us $20,000 and was repaid in the same month. This loan did not bear interest.

In December 2013, our Chief Executive Officer, Dr. Hanna, loaned us $50,000 of which $20,000 was unpaid at year end, but subsequently paid in full during January 2014. These loans did not bear interest.

In April 2014, our Chief Executive Officer, Dr. Hanna, loaned us $28,500 which remains unpaid as of the date of this filing. This loan is interest free.

We believe that the foregoing transactions were in our best interests. Consistent with Section 2-419 of the Maryland General Corporation Law, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Director Independence

Our Board of Directors has determined that each of Messrs. Nicolis, Fitzgerald, Cohen and Kane is “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

BDO USA, LLP billed us $20,000 in fees during 2012 and $356,300 during 2013. The 2013 fees includes fees for the annual audits, quarterly reviews, Form 10 filing and S-1 filing.

Audit-Related Fees

We did not pay any fees to BDO USA, LLP for audit related services that are not reported under Audit Fees above in 2013 or 2012.

Tax Fees

We did not pay any fees to BDO USA, LLP for tax services that are not reported under Audit Fees above in 2013 or 2012.

All Other Fees

We did not pay any fees to BDO USA, LLP for other services that are not reported under Audit Fees above in 2013 or 2012.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by BDO USA LLP and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by BDO USA LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. EXHIBITS. -

(a)	The following documents are filed as part of this report:

3.	Exhibits:

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to Annual report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2014.

VACCINOGEN, INC.

By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna Jr., Ph.D.
Chief Executive Officer, Principal Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 1 to Annual Report has been signed by the following person in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Michael G. Hanna, Jr., Ph.D.	Chairman and Chief Executive Officer	April 30, 2014
Michael G. Hanna, Jr., Ph.D.	(Principal Executive Officer)

/s/ Andrew Tussing	President, Chief Operating Officer and	April 30, 2014
Andrew Tussing	acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ John Nicolis	Director	April 30, 2014
John Nicolis

/s/ Daniel Fitzgerald	Director	April 30, 2014
Daniel Fitzgerald

/s/ Alan Cohen	Director	April 30, 2014
Alan Cohen

/s/ Daniel Kane	Director	April 30, 2014
Daniel Kane

