Form 10-Q
period 2014-03-31
VACCINOGEN INC
filed 2014-05-14
CIK 1453001

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13 2014, 32,043,753 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

March 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

VACCINOGEN INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$62,567	$73,096
Restricted cash	44,473	44,394
Inventory	99,250	100,150
Prepaid expenses and other current assets	235,338	115,522

Total Current Assets	441,628	333,162

Prepaid expenses and other assets	-	-
Property and equipment, net	189,953	198,790
Intangible assets, net	61,049,742	62,725,559

Total Assets	$61,681,323	$63,257,511

Liabilities and Stockholders' Equity

Current Liabilities
Financial instruments	$10,169,317	$11,794,790
Notes payable	4,403,803	4,831,217
Accounts payable	2,759,213	3,357,287
Accrued compensation	1,191,578	1,108,541
Accrued interest	901,347	863,637
Accrued expenses and other liabilities	761,926	639,448
Related party payable	-	54,099

Total Current Liabilities	20,187,184	22,649,019

Total Liabilities	20,187,184	22,649,019

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 32,015,480 and 31,568,629 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	3,202	3,157
Additional paid-in capital	146,484,487	143,920,855
Accumulated other comprehensive loss	(36,112)	(36,199)
Accumulated deficit	(104,957,438)	(103,279,321)

Total Stockholders' Equity	41,494,139	40,608,492

Total Liabilities and Stockholders' Equity	$61,681,323	$63,257,511

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

Three Months ended March 31,	2014	2013

Revenues	$-	$-

Operating Expenses:
Research and Development	2,020,128	2,073,184
General and administrative expenses	707,927	6,929,760

Total Operating Expenses	2,728,055	9,002,944

Loss From Operations	(2,728,055)	(9,002,944)

Gain (Loss) on Financial Instruments	1,902,823	(413,895)

Interest Expense and Other Expenses	(852,885)	(65,230)

Net Loss	$(1,678,117)	$(9,482,069)

Net loss available to common stockholders	$(1,678,117)	$(9,482,069)

Basic and diluted weighted average shares outstanding	31,657,798	19,794,127

Basic and diluted loss per common share	$(0.05)	$(0.48)

See accompanying notes to unaudited condensed consolidated financial statements.

4

VACCINOGEN INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three Months ended March 31,	2014	2013

Comprehensive Loss

Net loss	$(1,678,117)	$(9,482,069)
Foreign currency translation adjustments	87	35,463

Total Comprehensive Loss	$(1,678,030)	$(9,446,606)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2014

	Stockholders' Equity
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Loss	Equity

Balance, January 1, 2014	31,568,629	$3,157	$143,920,855	$(103,279,321)	$(36,199)	$40,608,492

Issuance of common stock for cash	386,103	39	1,500,566	-	-	1,500,605
Conversion of 2012 Bridge Loan for common stock	56,075	6	227,933	-	-	227,939
Conversion of payable to common stock	4,673	-	18,967	-	-	18,967
Contingent Warrants	-	-	793,563	-	-	793,563
Stock-based compensation	-	-	22,603	-	-	22,603
Other comprehensive loss	-	-	-	-	87	87
Net Loss	-	-	-	(1,678,117)	-	(1,678,117)

Balance, March 31, 2014	32,015,480	$3,202	$146,484,487	$(104,957,438)	$(36,112)	$41,494,139

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months ended March 31,	2014	2013

Cash Flows From Operating Activities
Net loss	$(1,678,117)	$(9,482,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,504	7,356
Amortization of intangible assets	1,675,816	1,675,817
(Gain) Loss on financial instruments	(1,902,823)	413,895
Other Stock based expense	-	5,954,545
Stock based compensation - employees	22,603	-
Non-cash interest expense	793,563	-
Changes in operating assets and liabilities, net:	-	-
Accrued interest	37,711	25,888
Changes in restricted cash	(79)	(165)
Prepaid expenses and other assets	106,459	(28,294)
Accounts payable and accrued expenses and other liabilities	(606,038)	431,490

Net Cash Used In Operating Activities	(1,541,401)	(1,001,537)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(722)
Net Cash Used In Investing Activities	-	(722)

Cash Flows From Financing Activities
Repayments of Abell Loan	(427,415)	-
Repayments of related party notes payable	(54,099)	-
Proceeds from issuance of common stock and warrants	1,999,866	971,836

Net Cash Provided by Financing Activities	1,518,352	971,836

Impact of foreign currency translation on cash and cash equivalents	12,520	40,752

Net (Decrease) Increase in Cash and Cash Equivalents	(10,529)	10,329
Cash and Cash Equivalents, beginning of period	73,096	113,840

Cash and Cash Equivalents, end of period	$62,567	$124,169

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of March 31, 2014, the Company had an accumulated deficit of approximately $104.9 million and negative working capital of approximately $19.7 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

We do not have sufficient capital to fund our plan of operations over the next twelve months. In order to address our capital needs, including our planned Phase IIIb clinical trial, we are continuing our private offering of Units, and we are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. We have identified a potential investor as outlined in Note 15 to these unaudited condensed consolidated financial statements. Such additional financing opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, respectively include the accounts of Vaccinogen, Inc. and its wholly owned subsidiary and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include accounts of Vaccinogen and its wholly owned subsidiary, Vaccinogen BV (a company incorporated in the Netherlands). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in its financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets. The Company may base such estimates on various assumptions which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and cash equivalents in the United States are maintained at financial institutions and, at times, balances may exceed federally insured limits. All non-interest bearing cash balances were fully insured to $250,000 per depositor at each financial institution, and noninterest bearing cash balances may again exceed federally insured limits.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has determined that no impairment has occurred as of March 31, 2014.

Foreign Currency Translation

The financial statements of foreign subsidiaries are maintained in their functional currency, which generally is the local currency. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues, expenses and cash flows of these operations are translated using average exchange rates during the reporting period which they occur. The resulting translation adjustments are reflected in other comprehensive loss. As of March 31, 2014 and 2013 the assets of Vaccinogen BV, excluding intercompany balances, were approximately $252,000 and $263,000 respectively. For the three months ended March 31, 2014 and 2013 net deficit of Vaccinogen BV, excluding intercompany balances, was approximately $253,000 and $314,000, respectively. The net loss of Vaccinogen BV was approximately $349,000 and $387,000 for the three months ended March 31, 2014 and 2013 respectively.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statements and tax basis of assets and liabilities, as measured using the enacted tax rates, which are expected to be in effect when the differences reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was recorded against its deferred tax assets of approximately $19 million and $18 million for the periods ended March 31, 2014 and December 31, 2013 respectively.

As required under ASC 740-270 Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its income tax before income taxes in determining its provision for income taxes for the three month period ended March 31, 2014. The Company had no provision for income taxes for the three months ended March 31, 2014.

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had greater than 50% likelihood of being realized. Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability of $130,000 under ASC 740-10 (“FIN 48”) as of March 31, 2014 and December 31, 2013. It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest in other liabilities/expenses and not include it in the income tax provision of consolidated statements of operations. The Company has identified its U.S. Federal income tax return, its state return in Maryland and Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are still open for examination.

Financial Instruments

Warrants Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). In January 2013, the maturity of the Abell Loan was extended to March 31, 2013. In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013. During January 2014 the borrowing arrangement was amended effective January 1, 2014 to extend the maturity date to January 31, 2104. During March 2014 the borrowing arrangement was amended effective February 1, 2014 to extend the maturity date to July 31, 2014. The accounting treatment of these extensions are described within Note 8 to these unaudited condensed consolidated financial statements. In connection to our promissory note issued to The Abell Foundation, we granted The Abell Foundation a security interest in our patents related to OncoVAX®.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Abell Warrants represent a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, the Company has concluded that the Abell Warrants should be accounted for as a liability. The Company is required to record the Abell Warrants at their estimated fair value at the end of each reporting period, with changes in the estimated fair value recorded in the unaudited condensed consolidated statements of operations as a component of Gain (Loss) on Financial Instruments.

As of March 31, 2014 and December 31, 2013, the estimated fair value of the Abell Warrants was $1,376,066 and $1,615,835, respectively. The Company recorded a gain of $239,769 and $123,001 representing the change in the fair value of the Abell Warrants for the three months ended March 31, 2014 and 2013, respectively.

Included in the change in the carrying value of the liability at March 31, 2013 is $275,813 representing the grant date fair value of the amended number of shares issuable in connection with the Abell Warrants pursuant to the January 2013 amendments to the Abell Loan. This amount has been included in the determination of the loss resulting from the deemed extinguishment of the Abell Loan triggered by the January 2013 amendments. The loss from the deemed extinguishment of the Abell Loan has been included as a component of Gain (Loss) on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Effective July 31, 2013, the Company and the Abell agreed to amend the Abell Note (the “July Amendment”). In connection with the July Amendment, the Company and Abell also amended the terms and conditions of the Warrant. In addition to the continuation of the “fixed for variable” feature, if the Company has not repaid the outstanding debt in full by specified dates between July 31, 2013 and December 31, 2013, the Company will be required to issue additional warrants for incremental shares (“Contingent Warrants”). More specifically, since the debt remained outstanding as of August 31, September 30, October 31, November 30 and December 31, the Warrant will be exercisable into the number of shares as described above plus an additional 20,000, 40,000, 60,000, 80,000 and 100,000 respectively. It is understood that the exercise price related to the Contingent Warrants will be the same as that for those warrants subject to the Fixed for Variable provisions – that is it will depend upon a value equal to 85% of the lowest price paid a qualified future raise of equity capital. The outstanding debt was not repaid in full by December 31, 2013 and all 300,000 warrants were issued to Abell.

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

The outstanding debt was not repaid in full by March 31, 2014 and 120,000 warrants were issued to Abell. The warrants were valued using the Black-Scholes method, and for the three months ended March 31, 2014 approximately $794,000 was included in Interest expense.

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

The Abell Option represents a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, the Company has concluded that the Abell Option should be accounted for as a liability and should be recorded as the conditions necessary to trigger the holders rights to exercise are considered by management to be probable of occurring as of March 31, 2014. The Company is required to record the Abell Option at its estimated fair value at the end of each reporting period. The Company recorded the grant date fair value as a component of general and administrative expenses. Changes in the estimated fair value of the Abell Option will be recorded in the unaudited condensed consolidated statements of operations as a component of Gain (Loss) on Financial Instruments.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2014, the estimated value of the Abell Option is $6,074,770 which the Company has recorded as a liability. The Company has classified the carrying value of the Abell Option in Financial instruments in the accompanying unaudited condensed consolidated balance sheet. The Company has recorded a gain of $1,317,758 and $0 for the three months ended March 31, 2014 and 2013 respectively, representing the change in the fair value of the Abell Option. The initial value assigned to the Abell Option of $5,954,545 was recorded as a component of General & Administrative expense in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013.

Derivative Financial Instruments

The Company may enter into transactions that represent free-standing or embedded derivative financial instruments as those terms are defined in ASC Topic 815 Derivatives and Hedging (“Topic 815”). The Company records the estimated fair value of derivative financial instruments in its consolidated balance sheets and records changes in the estimated fair value of derivative financial instruments as income or expense in its unaudited condensed consolidated statements of operations.

Round C Warrants

From October 2012 through December 2013 and then again from January 2014 through March 31, 2014, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 339,966 shares of common stock were issued through December 2013 and Round C Warrants to acquire 130,389 shares of common stock were issued during the three months ended March 31, 2014. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

The terms of the Round C Warrants provide for "down-round" anti-dilution adjustments in certain situations whereby the Company sells or issues (a) stock at a price per share less than the exercise price of the Round C Warrants or (b) equity linked financial instruments with an exercise price less than the exercise price of the Round C Warrants. Consistent with the provisions of ASC Topic 815-40, the Round C Warrants are classified as derivative financial instruments. The Company is required to record the estimated fair value of derivative financial instruments at the end of each reporting period, with changes in the estimated fair value of such derivatives recorded in the unaudited condensed consolidated statements of operations as a component of Gain (Loss) on Financial Instruments.

As of March 31, 2014 and December 31, 2013, the estimated fair value of the liability associated with the Round C Warrants was $1,998,481 and $1,796,427, respectively, and is included in Financial Instruments in the accompanying condensed consolidated balance sheets. The Company has recorded a gain of $375,296 and $44,617 representing the change in the fair value of the Round C Warrants for the three months ended March 31, 2014 and 2013 respectively.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has classified the Bridge Loan as a derivative financial instrument, as it meets three qualifying criteria of ASC Topic 815 Derivatives and Hedging (“Topic 815”) including the contractual terms whereby the Company can be required to settle its obligation under the Bridge Loan by transferring cash to investors if and only when sufficient additional capital is raised. As of March 31, 2014, and December 31, 2013, the estimated fair value of the liability associated with the Bridge Loan was $720,000 and $990,000 respectively, which has been recorded and included in financial instruments in the accompanying condensed consolidated balance sheets.

The change in the carrying value of the Bridge Loan includes a reduction of $270,000 representing the carrying value of the liability, as referenced in Note 9, related to those investors on the date of conversion. In April 2013, the board of directors authorized the Company to offer the investors in the 2012 Bridge Loan, the option to convert the amount otherwise due and payable to them in the event of a successful qualified offering, or $2,038,000, into common stock of the Company, at a per share price equal to that provided in the Round C common stock offering, or $5.50 per share plus 30% warrant coverage. In order to accommodate all Bridge Loan holders, the total dollar value of common stock issuable in the Round C offering was increased from $11 million to $13 million.

During 2013, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments as of December 31, 2013 of $93,800. As a result, the Company issued 170,540 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company and an additional 4,787 Adjustment Shares as discussed in Note 10 of these unaudited condensed consolidated financial statements. The Company also issued additional Round C Warrants exercisable into 51,159 shares of common stock of the Company, with an exercise price of $6.05 per share.

During the three months ended March 31, 2014, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments as of March 31, 2014 of $30,000. As a result, the Company issued 54,545 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company and an additional 1,530 Adjustment Shares as discussed in Note 10 of these unaudited condensed consolidated financial statements. The Company also issued additional Round C Warrants exercisable into 16,363 shares of common stock of the Company, with an exercise price of $6.05 per share.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has recorded a loss of $30,000 and $305,700 representing the change in the fair market carrying value of the Bridge Loan for the three months ended March 31, 2014 and 2013 respectively. This loss has been classified in Gain (Loss) on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations.

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

Three months ended March 31,	2014	2013

Stock Option Pool	77,000	-
Abell Investment Option	934,579	1,136,364
Convertible debt	76,923	91,324
Restricted stock awards	134,278	119,734
Warrants	3,575,948	2,780,906

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

All shares of Series B preferred stock were converted to common stock in 2012 as discussed in Note 10 to these unaudited condensed consolidated financial statements.

As of March 31, 2014 Intracel directly owns approximately 42% of the Company on a fully diluted basis, and certain officers and directors of Vaccinogen are also stockholders of Intracel and collectively own approximately 31% of the Company on a fully diluted basis. Intracel also continues to hold certain royalty rights associated with future commercial sales of vaccines developed using OncoVAX®.

5. Contingent Equity Lines of Credit

Initial Equity Line of Credit

On July 18, 2012, the Company entered into an Investment Agreement (“Initial Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”). The Investment Agreement provides the Company an equity line whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $1.0 million (the “Initial Kodiak Shares”) during the Initial Open Period.

On May 13, 2013 Vaccinogen and Kodiak Capital Group, LLC terminated the Initial Equity Line of Credit. The additional agreement with Kodiak discussed below was unaffected by this termination.

Subsequent Equity Line of Credit

On July 18, 2012, the Company entered into an Investment Agreement, as amended by that Amendment to Investment Agreement dated July 8, 2013 (“Subsequent Investment Agreement”) with Kodiak. The Subsequent Investment Agreement provides the Company an equity line (the “Subsequent Financing”) whereby the Company can issue and sell to Kodiak, from time to time, shares of the Company’s common stock up to an aggregate purchase price of $25 million (the “Subsequent Kodiak Shares”) during the Subsequent Open Period.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

6. Property and Equipment

Property and equipment consisted of the following:

Period ended	March 31, 2014	December 31, 2013

Machinery and equipment	$904,631	$903,964
Furniture and fixtures	35,690	35,690
Computers and software	1,929	1,929
	942,250	941,583

Less accumulated depreciation	(752,297)	(742,793)

	$189,953	$198,790

Depreciation expense was $9,504 and $7,356 for the three months ended March 31, 2014 and 2013, respectively.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets by major asset class were as follows at March 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$23,467,070	$61,014,786
Other Intangible Assets	121,944	86,988	34,956

	$84,603,800	$23,554,058	$61,049,742

Intangible assets by major asset class were as follows at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$21,792,439	$62,689,417
Other Intangible Assets	121,944	85,802	36,142

	$84,603,800	$21,878,241	$62,725,559

The amortization expense for intangible assets was approximately $1.7 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The weighted average amortization period for intangible assets was 12.6 years.

The estimated future amortization relating to all intangible assets that are recorded in the consolidated balance sheets as of March 31, 2014 is as follows:

Years ending December 31,

2014	$5,022,713
2015	6,698,530
2016	6,698,530
2017	6,698,530
2018	6,698,530
Thereafter	29,232,909
$61,049,742

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable

Notes payable are as follows:

	March 31, 2014	December 31, 2013

Organon Obligation	$3,500,000	$3,500,000
Abell Loan	903,803	1,331,217

	$4,403,803	$4,831,217

Organon Obligation

Organon, currently owned by Merck & Co, Inc., manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”). Of the $4.0million due to Organon, $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments with an additional $500,000 (plus accrued interest) payable the first year but no later than one year after the agreement date of October 31, 2007. Organon may elect to receive this first $500,000 installment in stock. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $35,000 for both the three months ended March 31, 2014 and March 31, 2013. The accrued interest on this obligation is shown on the Balance Sheet as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property. While the Company has not paid the installment due one year after the Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. Due to the right to declare an event of default and to accelerate all amounts owed on this obligation, all amounts owed under the Agreement have been classified as current in the accompanying condensed consolidated balance sheets. If an event of default were declared, the Company would need to pay the principal payment of $500,000 plus accrued interest, which as March 31, 2014 was approximately $128,000 within 45 days in order to cure such default.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The Additional Warrant Shares are not considered a derivative as they are considered indexed to the Company’s own stock as defined by ASC 815-40. As a result, the value assigned to the Additional Warrant Shares has been classified within stockholders’ equity.

Payments of amounts due are required prior to the maturity date based on a percentage of proceeds received from the Company’s subsequent equity financing transactions, as outlined in the agreement. The Abell Loans are secured by all accounts, chattel paper, deposit accounts, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights.

Under the terms of the loan, in the event of default, the interest rate increases to 10% per annum. The Company recorded interest expense related to the Abell Loan of approximately $22,000 and $36,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The fair value of the Abell Warrants issued in connection with the January 2013 amendment to the Abell Loan of $275,813 were included in the determination of the loss associated with the deemed extinguishment of the Abell Loan at that time. That loss was been classified within Loss on Financial instruments in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013.

The fair value of the warrants issued under the February 2014 Amendment No. 7 to the Note and Warrant Purchase Agreement was charged to interest expense was approximately $794,000 for the three months ended March 31, 2014.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is required to record or disclose the fair value of certain assets and liabilities. The fair value guidance described above is used in measuring and recording the fair value of the liability associated with the Abell Warrants, and the fair value of the financial derivatives including the Round C Warrants and the Bridge Financing. This fair value guidance also applies to the disclosure of the fair value of financial instruments not otherwise recorded in the Company’s condensed consolidated balance sheets at fair value.

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		March 31, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,376,066	$-	$-	$1,376,066
Round C Warrants	1,998,481	-	-	1,998,481
Bridge Loan	720,000	-	-	720,000
Abell Investment Option	6,074,770	-	-	6,074,770

	$10,169,317	$-	$-	$10,169,317

		December 31, 2013
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,615,835	$-	$-	$1,615,835
Round C Warrants	1,796,427	-	-	1,796,427
Bridge Loan	990,000	-	-	990,000
Abell Investment Option	7,392,528	-	-	7,392,528

	$11,794,790	$-	$-	$11,794,790

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the fair value measurements from December 31, 2013 to March 31, 2014.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, December 31, 2013	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	37,529	577,350	(300,000)	-
Fair value change included in earnings	(277,298)	(375,296)	30,000	(1,317,758)

Balance, March 31, 2014	$1,376,066	$1,998,481	$720,000	$6,074,770

The following is a reconciliation of the fair value measurements from December 31, 2012 to March 31, 2013.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, December 31, 2012	$831,806	$230,349	$1,528,500	$-
Issuance of securities	275,813	169,024	-	5,954,545
Fair value change included in earnings	(123,001)	(44,617)	305,700

Balance, March 31, 2013	$984,618	$354,756	$1,834,200	$5,954,545

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Quantitative Information

Quantitative information as of March 31, 2014 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Level 3 - Significant  Unobservable Inputs

		Principal Valuation	Unobservable	Range
Description	Fair Value	Techniques	Inputs	(Weighted Average)

Abell Warrants	$1,376,066	Black -Scholes	Strike price Equity volatility	N/A

Round C Warrants	$1,998,481	Black -Scholes	Strike price Equity volatility	N/A

Bridge Loan	$720,000	Present Value	Timing and amount of future cash flows	N/A

Abell Investment Option	$6,074,770	Black -Scholes	Strike price Equity volatility	N/A

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

	Abell Warrants		Round C Warrants
Three months ended March 31,	2014	2013	2014	2013

Volatility	85%	80%	85%	90%
Exercise price	$4.55	$4.68	$5.88	$6.05
Stock price at March 31	$6.50	$5.42	$6.50	$5.42
Risk free interest rate	2.66% - 2.77%	1.58% - 1.83%	1.12% - 1.73%	0.66- 0.73%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	3.7 -5.0	4.6 – 5.0

As described in Note 3 to the unaudited condensed consolidated financial statements, the exercise price of the Abell Warrants is ultimately dependent upon the per share price and size of future rounds of equity financing. The Black-Scholes option pricing model was used to value the Abell Warrants as management believes that it can reasonably estimate the terms and conditions of future equity offerings that would impact the valuation of the Abell Warrants. Management’s ability to estimate these terms is based in part upon the terms and conditions of binding agreements to raise future equity capital in place at the time of each valuation.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

As described in Note 3 to the unaudited condensed consolidated financial statements, the Round C Warrants include a form of anti-dilution protection that may result in future adjustments to the terms of the warrants.

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

As of January 16, 2013, the date of issuance for the Abell Option, the Company reasonably expected the undiscounted common stock price issuable under the Subsequent Financing Agreement (see Note 5) to be $5.50 per share, discounted to $4.40 per share. Therefore, the $5 million investment divided by the discounted share price of $4.40 yielded an option for 1,136,364 shares. At March 31, 2014 and December 31, 2013, the estimated number of shares is 934,580 in recognition of the expected Venture Capital Financing price per share of $5.35, the effective price of the Round C issuances.

Since the Abell Option is perpetual, each option share has a value of the underlying common stock share or $6.50 and $7.91 per share as of March 31, 2014 and December 31, 2013 respectively. The Abell Option value will be adjusted at the end of each reporting period, based on the valuation of the underlying common stock. The change in value of the Abell Option will be recorded on the financial statements as a Loss on Financial Instruments.

The fair value calculations include the use of both observable and estimated inputs. There remains an inherent subjectivity in the development of the strike price used for the Abell Option. Therefore the Company considers the derived fair value to have been determined using Level 3 inputs.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Round C Common Stock

The subscription agreement for the Company’s most recent financing, beginning October 2012, through the issuance of common stock (“Round C”) provides a form of anti-dilution protection to subscribers. Pursuant to the subscription agreement, if the market price of the Company’s common stock on the effective date of the Company’s first S-1 registration statement filed with the SEC (the “Effectiveness Date Market Price”) is less than $5.50 per share, then the Company will issue to each subscriber additional shares of common stock. The number of shares issued would equal the difference between a) the number of shares that would have been issued if the price per unit was equal to the greater of the Effectiveness Date Market Price or $5.00 and b) the number of shares originally issued to the subscriber. The anti-dilution rights are determined to be clearly and closely related to the Round C common stock as that term is defined in Topic 815 and as a result these rights are not required to be accounted for as a free standing derivative financial instrument.

During 2012, the Company raised additional capital of $920,002 through the issuance of 167,273 shares of common stock (Round C) and common stock warrants (Round C Warrants) to purchase 50,181 shares of common stock. $725,757 was allocated to the common stock and $194,245 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. In addition, the Company satisfied a payable to a board member of the Company in the amount of $169,729 by issuing 30,860 shares of common stock and common stock warrants (Round C Warrants) exercisable into 9,258 shares of common stock. $133,624 was allocated to the common stock and $36,105 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. The terms and conditions of the Round C Warrants are described in Note 3 to the unaudited condensed consolidated financial statements.

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 Adjustment Shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through December 31, 2013 have been issued Adjustment Shares, totaling 31,811 and 12,207 Adjustment Shares issued for the three months ended March 31, 2014. All of the Adjustment Shares are included in the calculation of total shares issued or outstanding for the periods ended March 31, 2014 and December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

During 2013, the Company raised additional capital of $4,205,105 through the issuance of 764,578 shares of common stock (Round C), 21,465 Adjustment Shares and common stock warrants (Round C Warrants) to purchase 229,368 shares of common stock. $3,253,316 was allocated to the common stock;, $926,581 was allocated to the common stock warrants; $14,542 represents placement agent commissions paid and $10,746 was allocated to placement agent warrants. The Round C common stock warrants were determined to be a derivative financial instrument.

During 2013, several investors in the Bridge Loan opted to convert their loan to equity in the amount of $937,970 and the Company issued 170,540 shares of common stock (Round C), 4.787 Adjustment Shares and common stock warrants (Round C Warrants) exercisable into 51,159 shares of common stock. $751,561 was allocated to the common stock and $186,409 was allocated to the common stock warrants. The common stock warrants were determined to be a derivative financial instrument. The terms and conditions of the Round C Warrants are described in Note 3 to the unaudited condensed consolidated financial statements.

The Company has increased the size of the Round C Private Placement Offering to $23,038,000 (4,188,727 Units) (which may be increased to $28,030,000 (5,097,817 Units) at the discretion of the Company) and extended the Final Closing Date to July 31, 2014.

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

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

11. Stock-Based Compensation

Restricted Stock

The Company from time to time has issued shares of restricted common shares to directors.  From August 2010 through March 31, 2014, the Company issued 134,278 shares of restricted common stock to employees whose vesting is contingent upon a successful initial public stock offering with a 10 year contractual life. In 2007 and 2010 the Company issued 180,000 and 1.1 million shares, respectively of restricted common stock to employees whose vesting is dependent upon future employment. Those shares generally vest over periods of 4 to 5 years.

The Company records compensation expense for the award of restricted stock based upon the awards fair value determined as the difference in the estimated fair value of the Company’s common stock and the price paid by the employee, if any, generally on the date of grant. The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period. No compensation cost has been or will be recognized for the restricted stock awards whose vesting is contingent upon a successful initial public offering until such event is probable of occurring. As of March 31, 2014, management has determined that such an event is not yet probable of occurring. No compensation expense related to awards with service based vesting was recorded for the three months ended March 31, 2014 and 2013

The following table summarizes activity related to restricted-stock awards for the three months ended March 31, 2014 and 2013. The weighted average fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the value of the Company’s common stock on such date.

	2014		2013
Three months ended March 31,	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	134,278	$3.91	119,734	$3.42
Granted	-	-	-	-
Vested	-	-	-	-
Forfeitures	-	-	-	-

Balance, March 31	134,278	$3.91	119,734	$3.42

As of March 31, 2014 and December 31, 2013, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 134,278 shares of common stock was approximately $524,000 and $489,000 respectively, which will be recognized upon a successful initial public offering of the Company’s stock. The nonvested restricted stock awards have a weighted average remaining contractual term of 7.12 years as of March 31, 2014. No awards vested during the three months ended March 31, 2014 and 2013.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the Stock Option pool activity for the three months ended March 31, 2014. No Stock Options were granted as of March 31, 2013.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, January 1, 2014	77,000	$7.00	3.45
Granted	-	-	-
Forfeited	-	-	-
Balance, March 31. 2014	77,000	$7.00	3.20

During the three months ended March 31, 2014 and 2013 the Company recorded stock based compensation expense of $22,603 and $0 respectively. For the three months ended March 31, 2014, $4,777 was allocated to General & Administrative expense and $17,826 to Research & Development.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Total compensation costs for unvested stock option awards outstanding at March 31, 2014 was approximately $353,000 to be recognized over approximately 3.2 years.

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services rendered.  As of March 31, 2014 and March 31, 2013, approximately 785,575 warrants were issued and outstanding with exercise prices ranging from $1.00 to $5.50. To date, all warrants have been issued for past services, with the exercise prices at least equal to the then estimated fair value of the underlying security, were fully vested upon issuance, and had contractual terms ranging from 2.5 to 7.5 years.

The following table summarizes the stock purchase warrant activity for the three months ended March 31, 2014 and 2013.

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	785,575	$1.48	785,575	$1.48
Granted	-	-	-	-

Balance, March 31	785,575	$1.48	785,575	$1.48

The following table summarizes information on warrants outstanding as of March 31, 2014:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.80	$1.00
$5.50	80,000	3.49	$5.50

Total	785,575

Common Stock Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2014 and is inclusive of the Abell Warrants, the Round C Warrants, the Stock Purchase Warrants and represents the total outstanding warrants.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2014	3,310,378	$2.20	2.95
Granted	265,570	$5.35	7.41
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2014	3,575,948	$2.44	3.12

The warrants granted in the three months ended March 31, 2014 and 2013 had a weighted average fair value at grant date of $5.45 and $3.79 respectively.

The following table summarizes the outstanding warrants by year of expiration:

Shares
2014	1,151,690
2015	1,201,475
2016	-
2017	139,439
2018	280,527
Thereafter	802,817
Total	3,575,948

12. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2014. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $40,591 and $41,333 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Minimum future rental payments under non-cancelable operating leases, including amendments to leases entered through the date the financial statements were available to be issued, total $94,055 for 2014 and $20,968 for 2015 for a total of $115,023.

Royalty Agreement with Intracel

Pursuant to the Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Royalty Bearing Products (as defined): (i) 3% of net sales on the first $350.0 million of Net Sales of Colon Cancer Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $350.0 million and up to and including $750.0 million and (iii) 5% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $750.0 million.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Royalty Agreement with Organon

The Company has agreed to pay Organon a royalty of 10% of the Net Sales of OncoVAX® (and all other TICE BCG related products, if any) until the Organon Obligation is paid in full, including interest, and 3% for 5 years thereafter.

Litigation

The Company may be subject to certain claims arising in the ordinary course of business. The Company and a vendor are in dispute over amounts owed for services performed. A demand for payment under a written agreement has been made against the Company in the amount of approximately $150,000. Management believes the vendor did not perform under the terms of the contract and contends that no amounts are due to the vendor. Management has offered to settle the matter for $75,000 to be paid upon the Company’s successful initial public offering and has accrued $75,000 in the accompanying unaudited condensed consolidated financial statements.

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as we believe that we should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the March 31, 2014 exchange rate would have a USD equivalent of approximately $90,000. There has been no expense accrued on the accompanying unaudited condensed consolidated financial statements.

13. Related Party Transactions

On April 15, 2012, Intracel provided an unsecured note payable in the amount of $30,000. The note is unsecured, non-interest bearing, and becomes due on the date on which a minimum equity raise of $1.0 million occurs. The carrying value of the note payable to Intracel is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of December 31, 2013. The note was paid in full during January 2014.

In 2012, an executive of the Company loaned the Company $10,000. As of December 31, 2013, the balance due of $4,099 is past due and in default. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of December 31, 2013. The loan was paid in full during January 2014.

VACCINOGEN INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

The loan was paid in full during January 2014.

14. Supplemental Disclosure of Cash Flow Information

For the three months ended March 31, 2014 and March 31, 2013 the Company paid interest costs of approximately $23,500 and $38,550, respectively.

From January 1, 2014 through March 31, 2014 the Company raised additional capital totaling approximately $2.0 million (net of issuance costs) from the issuance of 375,399 shares of Round C Common Stock, 10,704 adjustment shares and additional Round C Warrants to purchase 112,663 shares of common stock. The Company allocated approximately $1.5 million of the total 2014 proceeds to the common stock and approximately $0.5 million of the total proceeds to the common stock warrants.

From January 1, 2013 through March 31, 2013 the Company raised additional capital totaling approximately, $972,000 (net of issuance costs) from the issuance of 176,697 shares of Round C Common stock and additional Round C Warrants to purchase 53,008 shares of common stock. The Company allocated approximately $803,000 of the total 2013 proceeds to the common stock and approximately $169,000 of the total proceeds to the common stock warrants.

15. Subsequent Events

In accordance with ASC 855-50, “Subsequent Events,” the Company has reviewed events through the date of the filing.

April 1, 2014 through May 13, 2014, the Company raised additional capital totaling approximately $151,000 (net of issuance costs) through the issuance of 27,500 shares of Common Stock, warrants to purchase 8,250 shares of Common Stock and 773 Adjustment Shares.

The Chief Executive Officer has loaned the Company $28,500 during April 2014. This is a non interest bearing loan.

On April 24, 2014, the Company entered into a binding agreement (the “Agreement”) with The Investment Syndicate, a group of investors (“TIS”), pursuant to which TIS has agreed to purchase (a) up to 3,636,364 units (“Units”), each Unit consisting of one share of our common stock and one warrant, exercisable for five years, to purchase three tenths (0.3) of a share of common stock at an exercise price of $6.05 per whole share, at $5.50 per Unit, for a total of $20,000,000, in our current Unit (Round C) offering, and (b) up to 10,909,091 shares of our common stock at $5.50 per share, for a total of up to an additional $60,000,000, all in up to five closings, with certain terms and conditions. TIS’ obligation to purchase any Units (or shares of common stock) under the Agreement is subject to the satisfaction of these closing conditions. There can be no assurance that any of these conditions will be met or that TIS will purchase any Units or common stock. A full description of this transaction is set forth in our Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on April 28, 2014.

ITEM 2 -. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO) in an effort to achieve the following:

1.	Complete the pivotal Phase IIIb clinical trial of this autologous vaccine, OncoVAX®, which is a new paradigm to prevent the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior Phase IIIa study (which study we believe demonstrated a 50% improvement in recurrence free survival and overall survival in the Stage II target patient population as compared to surgergy alone).

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories as well as for additional carcinoma indications.

3.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibodies (“HuMabs”) technology.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to consolidated financial statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

The carrying value of the Company’s intangible assets is $61,049,742 and $62,725,559 as of March 31, 2014 and December 31, 2013. Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares cash flows, undiscounted, for each asset or asset group. The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist. If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present. If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated sum of undiscounted cash flows of the asset or asset group.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of March 31, 2014. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through March 31, 2014, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Level 1-	Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

We carry no investments classified as Level 1.

Level 2-	Inputs are other than quoted prices included in Level 1, which are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument's anticipated life.

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

Results of Operations

Consolidated Statement of Operations Data

	Three Months Ended March 31,
	2014	2013

Revenues	$-	$-

Operating Expenses:
Research and development	2,020,128	2,073,184
General and administrative expenses	707,927	6,929,760

Total Operating Expenses	2,728,055	9,002,944

Loss from Operations	(2,728,055)	(9,002,944)

Gain (Loss) on Financial Instruments	1,902,823	(413,895)

Interest and Other Expenses	(852,885)	(65,230)

Net Loss	$(1,678,117)	$(9,482,069)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended March 31, 2014 and 2013

Our operating expenses totaled $2,728,055 and $9,002,944 in the three months ended March 31, 2014 and March 31, 2013 respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended March 31,		Change in 2014 v. 2013
	2014	2013	$	%

Research & Development	$2,020,128	$2,073,184	$(53,056)	-2.56%

Research and development expenses decreased to $2,020,128 in the three months ended March 31, 2014, or approximately 2.56%, from $2,073,184 in the three months ended March 31, 2013. These expenses include approximately $1.7 million for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended March 31, 2014 and 2013. The activities for both the three months ended March 31, 2104 and 2013 were related to preparation for the planned Phase IIIb clinical trial.

General and Administrative Expenses

	Three Months Ended March 31,		Change in 2014 v. 2013
	2014	2013	$	%

General & Administrative	$707,927	$6,929,760	$(6,221,833)	-89.78%

General and administrative expenses decreased to $707,927 in the three months ended March 31, 2014 from $6,929,760 in the three months ended March 31, 2013. The decrease of $6,221,833, from 2014 to 2013 was attributable to both cash and non-cash items.

The non-cash items are comprised of the estimated value ($5,954,545) of the Abell Option issued with respect to the Abell Investment Agreement in January 2013 as discussed in Note 3 of the unaudited condensed consolidated financial statements.

The cash items are decreases of in accounting fees ($354,000); consulting fees ($29,000) and partially offset by increases in legal fees ($49,000) and liability insurance ($40,000).

Nonoperating Expense – Three Months Ended March 31, 2014 and 2013

Nonoperating (gains) and expenses were ($1,049,938)and $479,125 in the three months ended March 31, 2014 and 2013 respectively. The nonoperating expenses are discussed below.

Loss on Financial Instruments

	Three Months Ended March 31,		Change in 2014 v. 2013
	2014	2013	$	%

Nonoperating Expenses

(Gain) Loss on Financial Instruments	$(1,902,823)	$413,895	$(2,316,718)	*

* Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument.

In the three months ended March 31, 2014 Gains on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($239,769), Round C Warrants ($375,296) and the Abell Option ($1,317,758). Losses were recorded for The Bridge Loan ($30,000).

The Company issued additional warrants associated with the Abell Warrant Agreement to recognize the change in the estimated lowest per share price of stock sold in the next qualifying round of venture capital financing, to $5.35. The fair value of the warrants ($37,529) is included in the Gain (Loss) on Financial Instruments. Further discussion of this transaction can be found in Note 3 to the accompanying unaudited condensed consolidated financial statements.

In the three months ended March 31, 2013 Gains on Financial Instruments were attributable to the change in the estimated fair value of the Abell Warrants of approximately ($123,001) and Round C Warrants ($44,617). These gains were offset by a Loss on Financial Instruments recorded for the Bridge Loan of approximately ($306,000).

The Company issued additional warrants associated with the January 2013 amendment as a result of the deemed extinguishment of the Abell Loan. The fair value of the warrants ($275,813) is included in the Loss on Financial Instruments. Further discussion of this transaction can be found in Note 3 and Note 9 to the accompanying unaudited condensed consolidated financial statements.

Interest and Other Expenses

	Three Months Ended March 31,		Change in 2014 v. 2013
	2014	2013	$	%

Interest & Other Expenses	$852,885	$65,230	$787,655	*

  * Not meaningful

Interest & Other Expenses increased to $852,885 for the three months ended March 31, 2014 from $65,230 for the comparable period in 2013. The increase of $787,655 is primarily due to non-cash interest expense relating to the issuance of contingent warrants under the Amendment No, 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $794,000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the three months ended March 31, 2014 and 2013 we raised gross proceeds of approximately $2.0 million and $0.9 million respectively.

	Three Months Ended March 31,		Change in 2014 v. 2013
	2014	2013	$	%
Net cash used in operating activities	$(1,541,401)	$(1,001,537)	$(539,864)	53.90%
Net cash used in investing activities	-	(722)	722	-100.00%
Net cash provided by financing activities	1,518,352	971,836	546,516	56.24%
Effect of foreign exchange rate changes on cash and equivalents	12,520	40,752	(28,232)	-69.28%
Net decrease in cash and cash equivalents	$(10,529)	$10,329	$(20,858)	-201.94%

Cash & Cash Equivalents

Total cash and cash equivalents were $62,567 at March 31, 2014, compared with $124,169 at March 31, 2013, for a decrease of $61,602. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash.

Net Cash Used in Operating Activities

The net cash used in operating activities for the three months ended March 31, 2014 consisted of our net loss of $1,678,117 which was offset by both cash and non-cash adjustments of $136,716. The net cash used in operating activities for the year ended March 31, 2013 consisted of our net loss of $9,482,069 which was offset by both cash and non-cash adjustments of $8,480,532.

The decrease of $8,343,816 in both cash and non-cash adjustments for the three months ended March 31, 2014 is primarily attributable to the stock based expense of $5,954,545 related to the Abell option and a gain on financial instruments of $1,902,823 in 2014.

Net Cash Used in Investing Activities

We invested $0 and $722 in the three months ended March 31, 2014 and 2013 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

Listed below are key financing transactions entered into by us during 2014:

•	During the three months ended March 31, 2014 we raised additional capital of approximately $2.1 million through the issuance of 386,103 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

•	A principal reduction in the Abell Loan was made in the amount of approximately $427,000.

•	We also used approximately $22,000 in proceeds for payment of placement agent and finders fees.

Listed below are key financing transactions entered into by us during 2013:

•	During the three months ended March 31, 2013 we raised additional capital of approximately $972,000 through the issuance of 176,697 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our Phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. The planned Phase IIIb clinical trial will commence within 60 days of obtaining adequate funding. Management currently estimates that approximately $30 million in funding will be required to commence the Phase IIIb clinical trial. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of March 31, 2014 we had $62,567 in cash which is less than one month’s cash required to fund operations. Our current monthly cash requirement is approximately $500,000.

We have recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding our ability to remain in operation at our current level. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our audited condensed consolidated financial statements at December 31, 2013 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

We are continuing our Unit (Round C) offering of common stock and warrants. The total offering is for $23,038,000 (or 4,188,727 Units) of which 3,818,181 million units are being offered for cash and 370,546 Units are being offered for cancellation of certain outstanding indebtedness. At the Company’s discretion it may increase the Unit (Round C) offering by an additional $5 million for a total of $28,038,000. The Units have a purchase price of $5.50 per Unit and are comprised of one share of Common Stock and one Warrant, exercisable for five years, to purchase three-tenths (0.3) of a share of Common Stock at an exercise price of $6.05 per whole share. These securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Through March 31, 2014, we have sold 1,342,810 Units for gross proceeds of $7,385,455 and 225,085 Units for cancellation of existing indebtedness. Accordingly, at March 31, 2014, there were 2,475,371 Units remaining available for purchase and 145,461 Units remaining for cancellation of existing indebtedness in the Offering. Any funds received upon subscription for Units are immediately available to us, subject only to our arrangements with The Abell Foundation regarding repayment of our outstanding Note due them.

Since April 1, 2014 we have sold an additional 27,500 Units for gross proceeds of approximately $151,000. We used approximately $53,000 in proceeds for partial repayment of outstanding indebtedness to the Abell Foundation and the remaining proceeds were used for working capital and general corporate expenses.

On April 24, 2014 we entered into a binding agreement (the “Agreement”) with The Investment Syndicate, a group of investors (“TIS”), pursuant to which TIS has agreed to purchase (a) up to 3,636,364 units (“Units”), each Unit consisting of one share of our common stock and one warrant, exercisable for five years, to purchase three tenths (0.3) of a share of common stock at an exercise price of $6.05 per whole share, at $5.50 per Unit, for a total of $20,000,000, in our current Unit (Round C) offering, and (b) up to 10,909,091 shares of our common stock at $5.50 per share, for a total of up to an additional $60,000,000, all in up to five closings, with certain terms and conditions. TIS’ obligation to purchase any Units (or shares of common stock) under the Agreement is subject to the satisfaction of these closing conditions. There can be no assurance that any of these conditions will be met or that TIS will purchase any Units or common stock. A full description of this transaction is set forth in our Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on April 28, 2014.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 1A - RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	From March 27, 2014 through May 13, 2014, we issued 27,500 units (“Units”) of which 27,500 units were purchased for cash and zero units were purchased in consideration of cancellation of outstanding indebtedness. Each Unit consists of 1 share of common stock and a warrant to purchase 0.3 shares of common stock resulting in the issuance of 27,500 shares of common stock and warrants to purchase 8,250 shares of our common stock. The purchase price for each unit was $5.50 per unit and the exercise price for each warrant was $6.05 per shares. We received gross proceeds of $151,250 from the sale of these Units for cash. We used $53,000 of these proceeds for partial repayment of outstanding indebtedness to The Abell Foundation and $8,500 in proceeds were used as repayment related party loans. The remaining proceeds were used for working capital and general corporate purposes. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended. All investors in Unit offering were accredited investors and were solicited by officers (Michael Hanna and Andrew Tussing) of Vaccinogen and all investors had a substantial pre-existing relationship with such officers of Vaccinogen. The shares of common stock and warrants received were issued as restricted securities and all certificates issued contained a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.

2.	The Units referred to in paragraph 1. above contained anti-dilution rights such that if the market price of our Common Stock on the effective date of our first S-1 registration statement filed with the SEC (the “Effectiveness Date Market Price”) was less than $5.50 per share, then we agreed to each subscriber of the Units, for no additional consideration, such number of shares (“Adjustment Shares”) of Common Stock equal to the difference between (x) the number of shares of our Common Stock that would have been issued to purchaser if the per-Unit purchase price for such shares had been equal to either (1) the Effectiveness Date Market Price or (2) $5.00, whichever is greater and (y) the number of shares of the Common Stock originally issued to purchaser upon the closing of the sale of Units. The Effectiveness Date Market Price was $5.35 on October 31, 2013. Accordingly, we issued 15,397 Adjustment Shares to the Unit subscribers under paragraph 1 above. The Adjustment Shares were issued to all accredited investors and were issued as restricted securities and all certificates for such shares contained stating that the shares have not been registered under the Securities Act of 1933, as amended, and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act of 1933, as amended. We relied on the exemption provided by Rule 506 of the Securities Act of 1933, as amended for issuance of the Adjustment Shares. We did not receive any proceeds for issuance of the Adjustment Shares.

3.	See our Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on April 28, 2014.

4.	See our Item 5 under our Annual Report on Form 10-K for the year ended December 31, 2013. We used approximately $559,000 of the proceeds received from these issuances as partial repayment of outstanding indebtedness to The Abell Foundation, approximately $22,000 in proceeds were used for payment of placement agent and finder fees and approximately $84,000 for repayment of related party loans. The remainder was used for working capital and general corporate purposes.

5.	In May 2014, we issued warrants to purchase 10,293 shares of our common stock at an exercise price of $5.50 to $6.05 per share. These warrants were issued to certain placement agents and finders in connection with agreements with them in respect of our offering described in paragraph 1 above. We did not receive any proceeds for the issuance of these warrants. The issuance was exempt under Section 4(2) and/or Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	May 14, 2014	By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna, Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	May 14, 2014	By:	/s/ Andrew Tussing
Andrew Tussing
President, Chief Operating Officer and acting Chief Financial Officer (Principal Financial Officer)

