Form 10-Q
period 2014-06-30
VACCINOGEN INC
filed 2014-08-19
CIK 1453001

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 15, 2014, 32,158,433 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

June 30, 2014

ITEM 1 - FINANCIAL INFORMATION

VACCINOGEN, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$36,273	$73,096
Restricted cash	44,224	44,394
Inventory	99,250	100,150
Prepaid expenses and other current assets	243,215	115,522

Total Current Assets	422,962	333,162

Property and equipment, net	176,632	198,790
Intangible assets, net	59,373,926	62,725,559

Total Assets	$59,973,520	$63,257,511

Liabilities and Stockholders' Equity

Current Liabilities
Financial instruments	$7,419,596	$11,794,790
Notes payable	4,274,117	4,831,217
Accounts payable	3,505,299	3,357,287
Accrued compensation	1,375,105	1,108,541
Accrued interest	933,507	863,637
Accrued expenses and other liabilities	781,789	639,448
Related party payable	10,000	54,099

Total Current Liabilities	18,299,413	22,649,019

Total Liabilities	18,299,413	22,649,019

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 32,106,373 and 31,568,629 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	3,211	3,157
Additional paid-in capital	147,784,620	143,920,855
Accumulated other comprehensive loss	(33,166)	(36,199)
Accumulated deficit	(106,080,558)	(103,279,321)

Total Stockholders' Equity	41,674,107	40,608,492

Total Liabilities and Stockholders' Equity	$59,973,520	$63,257,511

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and Development	2,102,699	2,116,484	4,122,828	4,189,668
General and administrative expenses	986,842	1,042,931	1,694,768	7,972,691

Total Operating Expenses	3,089,541	3,159,415	5,817,596	12,162,359

Loss From Operations	(3,089,541)	(3,159,415)	(5,817,596)	(12,162,359)

Gain (Loss) on Financial Instruments	2,841,816	(809,301)	4,744,639	(1,223,196)

Interest Expense and Other Expenses	(875,395)	(71,791)	(1,728,280)	(137,021)

Net Loss	$(1,123,120)	$(4,040,507)	$(2,801,237)	$(13,522,576)

Provision for income taxes	-	-	-	-

Net Loss available to common stockholders	$(1,123,120)	$(4,040,507)	$(2,801,237)	$(13,522,576)

Less: Accretion of preferred stock	-	-	-	-

Net loss available to common stockholders	$(1,123,120)	$(4,040,507)	$(2,801,237)	$(13,522,576)

Net loss per Common Share
Basic	$(0.04)	$(0.13)	$(0.09)	$(0.44)
Diluted	$(0.12)	$(0.13)	$(0.24)	$(0.44)

Weighted average shares outstanding
Basic	32,048,075	30,963,706	31,777,420	30,843,886
Diluted	32,048,075	30,763,706	31,777,420	30,843,886

See accompanying notes to unaudited condensed consolidated financial statements.

4

VACCINOGEN, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Comprehensive Loss

Net loss	$(1,123,120)	$(4,040,507)	$(2,801,237)	$(13,522,576)
Foreign currency translation adjustments	2,946	(845)	3,033	34,618

Total Comprehensive Loss	$(1,120,174)	$(4,041,352)	$(2,798,204)	$(13,487,958)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2014

	Stockholders' Equity
	Common Stock					Accumulated Other	Total
	Shares	Amount		Additional Paid- In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, January 1, 2014	31,568,629	$3,157		$143,920,855	$(103,279,321)	$(36,199)	$40,608,492

Issuance of common stock for cash	476,996	48		1,868,812	-	-	1,868,860
Conversion of 2012 Bridge Loan for common stock	56,075	6	#	227,933	-	-	227,939
Conversion of payable to common stock	4,673	-		18,967	-	-	18,967
Contingent Warrants	-	-		1,640,570	-	-	1,640,570
Stock-based compensation	-	-		107,483	-	-	107,483
Other comprehensive loss	-	-		-	-	3,033	3,033
Net Loss	-	-		-	(2,801,237)	-	(2,801,237)

Balance, June 30, 2014	32,106,373	$3,211		$147,784,620	$(106,080,558)	$(33,166)	$41,674,107

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months ended June 30,	2014	2013

Cash Flows From Operating Activities
Net loss	$(2,801,237)	$(13,522,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,940	13,865
Amortization of intangible assets	3,351,633	3,351,632
(Gain) Loss on financial instruments	(4,744,639)	1,223,196
Other Stock based expense	-	5,954,545
Stock based compensation - employees	33,669	6,748
Warrants issued for services	73,814	-
Non-cash interest expense	1,640,570	-
Changes in operating assets and liabilities, net:
Accrued interest	69,870	(104,268)
Changes in restricted cash	(133)	(314)
Prepaid expenses and other assets	5,687	(132,009)
Accounts payable and accrued expenses and other liabilities	496,332	793,500

Net Cash Used In Operating Activities	(1,851,494)	(2,415,681)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,500)	(722)

Net Cash Used In Investing Activities	(1,500)	(722)

Cash Flows From Financing Activities
Repayments of Abell Loan	(557,101)	(222,448)
Repayments of related party notes payable	(44,099)	-
Proceeds from issuance of common stock and warrants	2,405,000	2,632,836

Net Cash Provided by Financing Activities	1,803,800	2,410,388

Impact of foreign currency translation on cash and cash equivalents	12,371	41,356

Net (Decrease) Increase in Cash and Cash Equivalents	(36,823)	35,341

Cash and Cash Equivalents, beginning of period	73,096	113,840

Cash and Cash Equivalents, end of period	$36,273	$149,181

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of June 30, 2014, the Company had an accumulated deficit of approximately $106.1 million and negative working capital of approximately $17.9 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

We do not have sufficient capital to fund our plan of operations over the next twelve months. In order to address our capital needs, including our planned Phase IIIb clinical trial, we are continuing our private offering of Units, and we are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. In April 2014, we entered into a binding agreement with a group of investors for the purchase of up to $80 million of our Series Units and Common Stock as set forth on Form 8-K dated April 24, 2014 and filed with the Securities and Exchange Commission (“SEC”) on April 28, 2014. Such additional financing opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months months ended June 30, 2014 and 2013, respectively include the accounts of Vaccinogen, Inc. and its wholly owned subsidiary and have been prepared in accordance with the rules and regulations of the SEC and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three and six months months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has determined that no impairment has occurred as of June 30, 2014.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statements and tax basis of assets and liabilities, as measured using the enacted tax rates, which are expected to be in effect when the differences reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was recorded against its deferred tax assets for the periods ended June 30, 2014 and December 31, 2013 respectively.

As required under ASC 740-270 Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to the year to date pretax book income to determine its provision for income taxes for the interim period. The Company had no provision for income taxes for the three month period ended June 30, 2014 and for the six month period ended June 30, 2014.

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had greater than 50% likelihood of being realized. Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability of $100,000 and $130,000 under ASC 740-10 as of June 30, 2014 and December 31, 2013, respectively. It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest by including those items in other liabilities/expenses and not in the income tax provision in the unaudited condensed consolidated statements of operations. The Company has identified its U.S. Federal income tax return, its state return in Maryland and Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are still open for examination.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments

Warrants Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). In January 2013, the maturity of the Abell Loan was extended to March 31, 2013. In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013. During January 2014 the borrowing arrangement was amended effective January 1, 2014 to extend the maturity date to January 31, 2014. During March 2014 the borrowing arrangement was amended effective February 1, 2014 to extend the maturity date to July 31, 2014. During July 2014 the maturity date was extended to August 16, 2014. The accounting treatment of these extensions are described within Note 8 to these unaudited condensed consolidated financial statements. In connection with the promissory note issued to The Abell Foundation, the Company granted The Abell Foundation a security interest in its patents related to OncoVAX®.

The number of shares issuable pursuant to the Abell Warrants was originally determined based upon a fixed amount of $500,000 divided by 85% of the per share price of stock sold in the next qualifying round of venture capital financing (defined as a round that raised at least $20 million). In connection with the February 2012 amendment to the borrowing arrangement, the fixed amount used to determine the ultimate number of shares into which the Abell Warrants are exercisable was increased to $800,000. In connection with the January 2013 amendment to the borrowing arrangement, the fixed amount used to determine the ultimate number of shares into which the Abell Warrants are exercisable was increased to $1.1 million and the total proceeds of the next qualifying round of venture capital financing was increased to $35 million. There were no amendments to the Abell Warrants in connection with the April 2013, May 2013 and July 2014 modifications to the Abell Loan. The Abell Warrants have a contractual term of 10 years and were fully vested upon issuance.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2014 and December 31, 2013, the estimated fair value of the Abell Warrants was $990,399 and $1,615,835, respectively. The Company recorded a gain of $385,667 and $625,436 for the three and six months ended June 30, 2014, respectively. As of June 30, 2013 and December 31, 2012, the estimated fair value of Abell Warrants was $1,092,022 and $831,806, respectively. The Company recorded a loss of $107,404 and a gain of $15,597 for the three and six months ended the June 30, 2013, reporting.

Included in the change in the carrying value of the liability at June 30, 2013 is $275,813 representing the grant date fair value of the amended number of shares issuable in connection with the Abell Warrants pursuant to the January 2013 amendments to the Abell Loan. This amount has been included in the determination of the loss resulting from the deemed extinguishment of the Abell Loan triggered by the January 2013 amendments. The loss from the deemed extinguishment of the Abell Loan has been included as a component of Gain (Loss) on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations, for the six months ended June 30, 2013.

Effective July 31, 2013, the Company and Abell agreed to amend the Abell Note (the “July Amendment”). In connection with the July Amendment, the Company and Abell also amended the terms and conditions of the Warrant. In addition to the continuation of the “fixed for variable” feature, if the Company has not repaid the outstanding debt in full by specified dates between July 31, 2013 and December 31, 2013, the Company will be required to issue additional warrants for incremental shares (“Contingent Warrants”). More specifically, since the debt remained outstanding as of August 31, September 30, October 31, November 30 and December 31, the Warrant will be exercisable into the number of shares as described above plus an additional 20,000, 40,000, 60,000, 80,000 and 100,000 respectively. It is understood that the exercise price related to the Contingent Warrants will be the same as that for those warrants subject to the Fixed for Variable provisions – that is it will depend upon a value equal to 85% of the lowest price paid on a qualified future raise of equity capital. The outstanding debt was not repaid in full by December 31, 2013 and 300,000 warrants were issued to Abell.

Effective February 1, 2014 the Company and Abell agreed to amend the Abell Note. In connection with the issuance of the Seventh Amended and Restated Promissory Note, the Company entered into an Amendment No. 7 to the Note and Warrant Purchase Agreement, which increases the amount of shares issuable to The Abell Foundation under the Warrant to be issued by up to 360,000 Warrant Shares (“Contingent Warrants”), calculated as follows: (i) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on March 1, 2014, (ii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on April 1, 2014, (iii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on May 1, 2014, (iv) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on June 1, 2014; (v) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 1, 2014 and (vi) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 31, 2014.

The outstanding debt was not repaid in full by June 30, 2014 and 180,000 and 300,000 warrants were issued to Abell for the three and six months ended June 30, 2014, respectively.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The warrants were valued using the Black-Scholes method, and for the three and six months ended June 30, 2014 approximately $847,000 and $1.6 million, respectively, were included in Interest expense.

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

The Abell Option represents a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, the Company has concluded that the Abell Option should be accounted for as a liability and should be recorded as the conditions necessary to trigger the holders rights to exercise are considered by management to be probable of occurring as of June 30, 2014. The Company is required to record the Abell Option at its estimated fair value at the end of each reporting period. The Company recorded the grant date fair value as a component of general and administrative expenses. Changes in the estimated fair value of the Abell Option will be recorded in the unaudited condensed consolidated statements of operations as a component of Gain (Loss) on Financial Instruments.

As of June 30, 2014 and December 31, 2013 the estimated fair value of the Abell Option was $4,373,834 and $7,392,528, respectively. The Company recorded a gain of $1,700,936 and $3,018,694 for the three and six months ended June 30, 2014, respectively.

The Company recorded a loss of $579,548 and $579,548 for the three and six months ended June 30, 2013.The Company has classified The Carrying value of the Abell Option in Financial instruments in the accompanying condensed consolidated balance sheet The initial value assigned to the Abell Option of $5,954,545 was recorded as a component of General & Administrative expense in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2013.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Round C Warrants

From October 2012 through December 2013 and then again from January 2014 through June 30, 2014, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 339,966 shares of common stock were issued through December 2013 and Round C Warrants to acquire 156,910 shares of common stock were issued during the six months ended June 30, 2014. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

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

As of June 30, 2014 and December 31, 2013, the estimated fair value of the Round C Warrants was $1,335,363 and 1,796,427 respectively. The Company recorded a loss of $755,213 and again of $1,130,509 for the three and six months ended June 30, respectively.

The Company recorded a loss of $38,549 and a gain of $6,068 for the three and six months ended June 30, 2013.

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

The Company has classified the Bridge Loan as a derivative financial instrument, as it meets three qualifying criteria of ASC Topic 815 Derivatives and Hedging (“Topic 815”) including the contractual terms whereby the Company can be required to settle its obligation under the Bridge Loan by transferring cash to investors if and only when sufficient additional capital is raised. As of June 30, 2014, and December 31, 2013, the estimated fair value of the liability associated with the Bridge Loan was $720,000 and $990,000 respectively, which has been recorded and included in financial instruments in the accompanying condensed consolidated balance sheets.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The change in the carrying value of the Bridge Loan includes a reduction of $270,000 representing the carrying value of the liability, as referenced in Note 8, related to those investors on the date of conversion. In April 2013, the board of directors authorized the Company to offer the investors in the 2012 Bridge Loan, the option to convert the amount otherwise due and payable to them in the event of a successful qualified offering, or $2,038,000, into common stock of the Company, at a per share price equal to that provided in the Round C common stock offering, or $5.50 per share plus 30% warrant coverage. In order to accommodate all Bridge Loan holders, the total dollar value of common stock issuable in the Round C offering was increased from $11 million to $13 million.

During 2013, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments for the year ended December 31, 2013 of $93,800. As a result, the Company issued 170,540 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company and an additional 4,787 adjustment shares as discussed in Note 10 of these unaudited condensed consolidated financial statements. The Company also issued additional Round C Warrants exercisable into 51,159 shares of common stock of the Company, with an exercise price of $6.05 per share.

During the six months ended June 30, 2014, certain investors in the Bridge Loan elected to convert their rights to receive cash under the Bridge Loan into shares of common stock and common stock warrants. The accounts for these investors were increased to 2 times the amount originally invested creating a loss on financial instruments for the six months ended June 30, 2014 of $30,000. As a result, the Company issued 54,545 shares of common stock to certain holders of the Bridge Loan that had elected to convert their rights into common stock of the Company and an additional 1,530 adjustment shares as discussed in Note 10 of these unaudited condensed consolidated financial statements. The Company also issued additional Round C Warrants exercisable into 16,363 shares of common stock of the Company, with an exercise price of $6.05 per share.

As of June 30, 2014 and December 31, 2013 the estimated fair value of the 2012 Bridge Loan was $720,000 and $990,000, respectively. The Company recorded a loss of $0 and $30,000 for the three and six months ended June 30, 2014, respectively.

The Company recorded a loss of $83,800 and $389,500 for the three and six months ended June 30, 2013, respectively.

The changes in the estimated fair value have been classified in Gain (Loss) on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations for the three and six months periods ended June 30, 2014 and 2013.

Net Loss Per Share

Basic loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Six months ended June 30,	2014	2013
Stock Option Pool	77,000	-
Abell Investment Option	934,579	1,136,364
Convertible debt	106,838	91,324
Restricted stock awards	134,278	119,734
Warrants	3,820,769	2,917,210

Dilutive loss per share is determined by dividing loss attributable to common stockholders by the weighed-average number of common shares outstanding during the period, without consideration of common stock equivalent. The net loss attributable to common shareholders is adjusted for gains on financial instruments as it effect would be anti-dilutive.

	Three months ended June 30, 2014			Three months ended June 30, 2013
		Weighted	Loss		Weighted	Loss
		Average	Per		Average	Per
	Net Loss	Shares	Share	Net Loss	Shares	Share

Basic loss per share	$(1,123,120)	32,048,075	$(0.04)	$(4,040,507)	30,963,706	$(0.13)
Gain on derivatives	(2,841,816)

Dilutive loss per share	$(3,964,936)	32,048,075	$(0.12)	$(4,040,507)	30,963,706	$(0.13)

	Six months ended June 30, 2014			Six months ended June 30, 2013
		Weighted	Loss		Weighted	Loss
		Average	Per		Average	Per
	Net Loss	Shares	Share	Net Loss	Shares	Share

Basic loss per share	$(2,801,237)	31,777,420	$(0.09)	$(13,522,576)	30,843,886	$(0.44)
Gain on derivatives	(4,774,639)

Dilutive loss per share	$(7,575,876)	31,777,420	$(0.24)	$(13,522,576)	30,843,886	$(0.44)

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

All shares of Series B preferred stock were converted to common stock in 2012 as discussed in Note 10 to these unaudited condensed consolidated financial statements.

As of June 30, 2014 Intracel directly owns approximately 42% of the Company on a fully diluted basis, and certain officers and directors of Vaccinogen are also stockholders of Intracel and collectively own approximately 19% of the Company on a fully diluted basis. Intracel also continues to hold certain royalty rights associated with future commercial sales of vaccines developed using OncoVAX®.

5. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Machinery and equipment	$880,001	$903,964
Furniture and fixtures	23,485	35,690
Computers and software	28,100	1,929
	931,586	941,583

Less accumulated depreciation	(754,954)	(742,793)

	$176,632	$198,790

Depreciation expense was $13,436 and $22,940 for the three and six months ended June 30, 2014 respectively. Depreciation expense was $6,329 and $13,685 for the three and six months ended June 30, 2013, respectively.

6. Intangible Assets

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets by major asset class were as follows at June 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$25,141,701	$59,340,155
Other Intangible Assets	121,944	88,173	33,771

	$84,603,800	$25,229,874	$59,373,926

Intangible assets by major asset class were as follows at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$21,792,439	$62,689,417
Other Intangible Assets	121,944	85,802	36,142

	$84,603,800	$21,878,241	$62,725,559

The amortization expense for intangible assets was approximately $1.7 million and $3.4 million for both the three and six months ended June 30, 2014 and 2013. The weighted average amortization period for intangible assets was 12.6 years.

The estimated future amortization relating to all intangible assets that are recorded in the consolidated balance sheets as of June 30, 2014 is as follows:

Years ending December 31,

2014	$3,346,897
2015	6,698,530
2016	6,698,530
2017	6,698,530
2018	6,698,530
Thereafter	29,232,909

$59,373,926

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

7. Notes Payable

Notes payable are as follows:

	June 30, 2014	December 31, 2013

Organon Obligation	$3,500,000	$3,500,000
Abell Loan	774,117	1,331,217

	$4,274,117	$4,831,217

Organon Obligation

Organon, currently owned by Merck & Co, Inc., manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”). Of the $4.0million due to Organon, $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments with an additional $500,000 (plus accrued interest) payable the first year but no later than one year after the agreement date of October 31, 2007. Organon may elect to receive this first $500,000 installment in stock. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $35,000 for both the three months ended June 30, 2014 and June 30, 2013 and $70,000 for both the six months ended June 30, 2014 and June 30, 2013. The accrued interest on this obligation is shown on the Balance Sheet as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property. While the Company has not paid the installment due one year after the Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. Due to the right to declare an event of default and to accelerate all amounts owed on this obligation, all amounts owed under the Agreement have been classified as current in the accompanying condensed consolidated balance sheets. If an event of default were declared, the Company would need to pay the principal payment of $500,000 plus accrued interest, which as June 30, 2014 was approximately $133,000 within 45 days in order to cure such default.

Abell Loan

On October 26, 2011, the Company obtained a $1.5 million working capital loan from The Abell Foundation Inc. (“Abell”). The Abell Loan was originally due on April 26, 2012, with 8% simple interest accruing and payable on the maturity date. On February 16, 2012, the Company received an additional $300,000, thereby increasing the amount outstanding to $1.8 million. In January 2013, the maturity of the Abell Loan was extended to March 31, 2013. In April 2013, the borrowing arrangement was further amended to extend the maturity date to May 31, 2013. On May 31, 2013, the borrowing arrangement was amended to extend the maturity date to July 31, 2013, at which time all principal plus accrued interest was due in full. During September 2013 the borrowing arrangement was amended effective July 31, 2013 to extend the maturity date to December 31, 2013.  In connection with this promissory note issued to The Abell Foundation, the Company granted The Abell Foundation a security interest in our patents related to OncoVAX®.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The 2012 amendment to the Abell Loan was accounted for as a modification, the January 2013 amendment was accounted for as an extinguishment, and the April 2013, May 2013 and July 2013 amendments were accounted for as modifications, as those terms are defined under ASC Topic 470-50.

Debt, Modifications and Extinguishments.

No costs or expenses were incurred by the Company in connection with the April 2013 or May 2013 extensions. The July 2013 amendment required the issuance of a fixed number of shares at various points in time known as Contingent Share Warrants. The Contingent Share Warrants are not considered a derivative instrument as they are considered indexed to the Company’s own stock as defined by ASC 815-40. As a result, the value assigned to the Contingent Share Warrants has been classified within stockholders’ equity. The outstanding debt was not repaid in full December 31, 2013 and 300,000 warrants were issued to Abell. The warrants were valued using the Black-Scholes method, and for the year ending December 31, 2013 approximately $1.7 million was included in interest expense.

Effective January 1, 2014 the maturity date was extended to January 31, 2014. No costs or expenses were incurred by the Company in connection with the January amendment.

On February 26, 2014, the Company issued a Seventh Amended and Restated Promissory Note to The Abell Foundation, Inc. dated February 1, 2014 in the aggregate principal amount of $1,038,957. The amended and restated note extends the maturity date until July 31, 2014. During August 2014 the maturity date was extended until August 22, 2014. In addition, the amended and restated note provides that the note will be paid concurrently with the closing of each issuance or sale of additional shares of capital stock, or securities directly or indirectly convertible or exchangeable for capital stock (each an “Equity Issuance”) occurring after February 1, 2014 in an amount equal to (a) twenty-five percent (25%) of the next $5,693,135 of gross proceeds of such Equity Issuance(s), and (b) one hundred percent (100%) of the net proceeds of all Equity Issuance(s) thereafter.

In connection with the issuance of the Seventh Amended and Restated Promissory Note, the Company entered into an Amendment No. 7 to the Note and Warrant Purchase Agreement (the “Amended Purchase Agreement”), which Amended Purchase Agreement increases the amount of shares issuable to The Abell Foundation under the Warrant to be issued to Abell by up to 360,000 Warrant Shares (the “Additional Warrant Shares”), calculated as follows: (i) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on March 1, 2014, (ii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on April 1, 2014, (iii) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on May 1, 2014, (iv) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on June 1, 2014; (v) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 1, 2014 and (vi) an additional 60,000 Warrant Shares if the Note remains outstanding in whole or in part on July 31, 2014. The Note was not repaid by June 30, 2014 and 300,000 warrants were issued. The Note maturity date has been extended until August 22, 2014 without further consideration.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Payments of amounts due are required prior to the maturity date based on a percentage of proceeds received from the Company’s subsequent equity financing transactions, as outlined in the agreement. The Abell Loans are secured by all accounts, chattel paper, deposit accounts, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights.

Under the terms of the loan, in the event of default, the interest rate increases to 10% per annum. The Company recorded interest expense related to the Abell Loan of approximately $16,500 and $38,000 for the three and six months ended June 30, 2014, respectively. The Company recorded interest expense related to the Abell Loan of approximately $36,000 and $72,039 for the three and six months ended June 30, 2013. As described in Note 3 to these unaudited condensed consolidated financial statements, in connection with the Abell Loan and the various amendments, the Company issued the Abell Warrants which are exercisable into common stock of the Company. The number of shares into which the Abell Warrants are exercisable was revised with each amendment to the Abell Loan and is ultimately equal $1.1 million divided by 85% of the purchase price per share of stock sold in the Company’s next venture capital financing resulting in proceeds of not less than $35.0 million.

The fair value of the Abell Warrants issued in connection with the Abell Loan in 2011 and subsequent amendment in February 2012 were recorded upon issuance as a debt discount based upon the estimated fair value and were amortized as additional interest expense through the original maturity date.

The fair value of the Abell Warrants issued in connection with the January 2013 amendment to the Abell Loan of $275,813 were included in the determination of the loss associated with the deemed extinguishment of the Abell Loan at that time. That loss was been classified within Loss on Financial instruments in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2013.

The fair value of the warrants issued under the February 2014 Amendment No. 7 to the Note and Warrant Purchase Agreement was charged to interest expense was approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2014, respectively.

8. Fair Value Measurements

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

VACCINOGEN, INC. AND SUBSIDIARY

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

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		June 30, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$990,399	$-	$-	$990,399
Round C Warrants	1,335,363	-	-	1,335,363
Bridge Loan	720,000	-	-	720,000
Abell Investment Option	4,373,834	-	-	4,373,834

	$7,419,596	$-	$-	$7,419,596

		December 31, 2013
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,615,835	$-	$-	$1,615,835
Round C Warrants	1,796,427	-	-	1,796,427
Bridge Loan	990,000	-	-	990,000
Abell Investment Option	7,392,528	-	-	7,392,528

	$11,794,790	$-	$-	$11,794,790

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the fair value measurements from December 31, 2013 to June 30, 2014.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, December 31, 2013	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	37,529	669,445	(300,000)	-
Fair value change included in earnings	(662,965)	(1,130,509)	30,000	(3,018,694)
Balance, June 30, 2014	$990,399	$1,335,363	$720,000	$4,373,834

The following is a reconciliation of the fair value measurements from January 1, 2013 to December 31, 2013.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, January 1, 2013	$831,806	$230,349	$1,528,500	$-
Issuance of securities	275,813	1,112,990	(938,000)	5,954,545
Fair value change included in earnings	508,216	453,088	399,500	1,437,983

Balance, December 31, 2013	$1,615,835	$1,796,427	$990,000	$7,392,528

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Quantitative Information

Quantitative information as of June 30, 2014 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Level 3 - Significant Unobservable Inputs

		Principal Valuation	Unobservable	Range
Description	Fair Value	Techniques	Inputs	(Weighted Average)

Abell Warrants	$990,399	Black -Scholes	Strike price	N/A
Equity volatility

Round C Warrants	$1,335,363	Black -Scholes	Strike price	N/A
Equity volatility

Bridge Loan	$720,000	Present Value	Timing and amount of future cash flows	N/A

Abell Investment Option	$4,373,834	Black -Scholes	Strike price	N/A
Equity volatility

For the three and six months ended June 30, 2014 and 2013, there were no transfers in or out of Level 3.

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

	Abell Warrants		Round C Warrants
Six months ended June 30,	2014	2013	2014	2013

Volatility	85%	80%	85%	80%
Exercise price	$4.55	$4.68	$5.88	$6.05
Stock price at June 30	$4.68	$5.75	$4.68	$5.75
Risk free interest rate	2.53%	2.24 – 2.45%	0.97% - 1.62%	1.16 – 1.41%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	3.3 -5.0	4.3 – 5.0

VACCINOGEN, INC. AND SUBSIDIARY

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

As of January 16, 2013, the date of issuance for the Abell Option, the Company reasonably expected the undiscounted common stock price issuable to be $5.50 per share, discounted to $4.40 per share. Therefore, the $5 million investment divided by the discounted share price of $4.40 yielded an option for 1,136,364 shares. At June 30, 2014 and December 31, 2013, the estimated number of shares is 934,580 in recognition of the expected Venture Capital Financing price per share of $5.35, the effective price of the Round C issuances.

Since the Abell Option is perpetual, each option share has a value of the underlying common stock share or $4.68 and $7.91 per share as of June 30, 2014 and December 31, 2013 respectively. The Abell Option value will be adjusted at the end of each reporting period, based on the valuation of the underlying common stock. The change in value of the Abell Option will be recorded on the financial statements as a Loss on Financial Instruments.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

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

9. Redeemable Preferred Stock and Stockholders’ Equity

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

On August 1, 2012, the Company issued 16,656,082 shares of common stock to the former holders of our Series B Preferred Stock in consideration for the conversion of all outstanding shares of Series B preferred stock.

During 2012, the Company issued 236,364 shares of common stock to Kodiak in exchange for their commitment to enter into the equity financing agreements. The Company estimated the fair value of the common stock issued to be approximately $1.3 million and has recorded that value as a deferred cost. These costs were to be offset against the anticipated proceeds of the equity financing agreements with Kodiak. The carrying value associated with these shares of common stock had been included in long-term prepaid expenses in the accompanying consolidated balance sheet as of December 31, 2012. The amount was written off as a General & Administrative expense on the accompanying unaudited condensed consolidated financial statements for the year ended December 31, 2013 as is the agreement was expiring January 18, 2014 and it was determined that financing would not be probable prior to expiration.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through December 31, 2013 have been issued adjustment shares, totaling 31,811 and 14,691 adjustment shares issued for the six months ended June 30, 2014. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the periods ended June 30, 2014 and December 31, 2013.

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

The Company has increased the size of the Round C Private Placement Offering to $30,800,000 (5,600,000 Units) and extended the Final Closing Date to December 31, 2014.

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

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

10. Stock-Based Compensation

Restricted Stock

As of June 30, 2014 and June 30, 2013, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 134,278 shares of common stock was approximately $430,000 and $350,000 respectively, which will be recognized upon a successful initial public offering of the Company’s stock. The nonvested restricted stock awards have a weighted average remaining contractual term of 6.96 years as of June 30, 2014. No awards vested during the three and six months ended June 30, 2014 and 2013.

Stock Option Pool

The Company recorded stock based compensation in the amount of $11,066 and $33,669 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, $4,777 and $9,554 was allocated to General & Administrative expense with $6,289 and $24,115 was allocated to Research & Development, respectively.

Total compensation costs for unvested stock option awards outstanding at June 30, 2014 was approximately $342,000 to be recognized over approximately 3.0 years.

The Company recorded stock based compensation in the amount of $6,748 and $6,748 for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, $1,223 and $1,223 was allocated to General & Administrative expense with $5,525 and $5,525 was allocated to Research & Development, respectively.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services.  As of June 30, 2014 and 2013 there are 820,575 and 785,575, respectively, warrants issued and outstanding with exercise prices ranging from $1.00 to $7.50. To date, all warrants have been issued with the exercise price at least equal to the then estimated fair value of the underlying security, and had contractual terms ranging from 2.5 to 7.5 years.

The following table summarizes the stock purchase warrant activity for the six months ended June 30, 2014 and 2013.

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	785,575	$1.48	785,575	$1.48
Granted	35,000	4.22	-	-

Balance, June 30	820,575	$1.72	785,575	$1.48

The following table summarizes information on warrants outstanding as of June 30, 2014:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.55	$1.00
$5.50	80,000	3.24	$5.50
$7.50	35,000	4.76	$7.50

Total	820,575

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

11. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring at various dates 2014 and 2015. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $42,000 and $83,000 for the three and six months ended June 30, 2014, respectively. Rent expense was approximately $39,000 and $80,500 for the three and six months ended June 30, 2013, respectively.

Minimum future rental payments under non-cancelable operating leases, including amendments to leases entered through the date the financial statements were available to be issued, total $61,811 for 2014 and $20,968 for 2015 for a total of $82,779.

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

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as it believes that it should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the June 30, 2014 exchange rate would have a USD equivalent of approximately $90,000. There has been no expense accrued on the accompanying unaudited condensed consolidated financial statements.

VACCINOGEN, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Consolidated Financial Statements

12. Related Party Transactions

During April 2014, an executive of the Company loaned the Company $20,000. As of June 30, 2014 $10,000 remained unpaid. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of June 30, 2014.

13. Supplemental Disclosure of Cash Flow Information

For the six months ended June 30, 2014 and June 30, 2013 the Company paid interest costs of approximately $40,767 and $233,937, respectively.

From January 1, 2014 through June 30, 2014, the Company raised additional capital totaling approximately $ 2.5 million (net of issuance costs) from the issuance of 463,963 shares of Round C Common Stock, 13,033 Adjustment Shares and additional Round C Warrants to purchase 139,184 shares of common stock. The Company allocated approximately $1.9 million of the total 2014 proceeds to the common stock and approximately $0.6 million of the total proceeds to the common stock warrants.

In January 2014, the Company issued 54,545 shares of common stock to certain holders of the 2012 Bridge Loan that had elected to convert their rights, with a value of $300,000 into common stock of the Company. The Company also issued Round C Warrants exercisable into 16,363 shares of common stock of the Company, with an exercise price of $6.05 per share.

From January 1, 2013 through June 30, 2013, the Company raised additional capital totaling approximately $2.6 million (net of issuance costs) from the issuance of 478,697 shares of Round C Stock and additional Round C Warrants to purchase 143,607 shares of common stock. The Company allocated $2.0 million of the total 2013 proceeds to the common stock and $0.6 million of the total proceeds to the common stock warrants.

In May 2013, the Company issued 152,359 shares of common stock to certainholders of the 2012 Bridge Loan that had elected to convert their rights, with a value of $838,000, into common stock of the Company. The Company also issued additional Round C Warrants exercisable into 45,705 shares of common stock of the Company, with an exercise price of $6.05 per share.

14. Subsequent Events

In accordance with ASC 855-50, “Subsequent Events,” the Company has reviewed events through the date of the filing.

July 1, 2014 through August 15, 2014, the Company raised additional capital totaling approximately $274,000 (net of issuance costs) through the issuance of 50,636 shares of Common Stock, warrants to purchase 15,190 shares of Common Stock and 1,424 Adjustment Shares.

On August 14, 2014 The Abell Foundation, under the Seventh Amended and Restated Promissory Note made February 1, 2014 by Vaccinogen, Inc. to the order of Abell, extends the maturity date until August 22, 2014, for no additional consideration.

ITEM 2 -. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2014 and beyond.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2014 and 2013.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Clinical Trials

The FDA has requested a second, confirmatory, randomized controlled Phase III trial of OncoVAX® in Stage II colon cancer. The principal objective of Vaccinogen is to organize a team to conduct a confirmatory Phase IIIb trial in Stage II colon cancer. The protocol of this trial, including endpoints and the statistical analysis plan is the subject of an Special Protocol Assessment (SPA) agreement granted by the FDA.

This study will be carried out under a (SPA) that was negotiated with the FDA in 2010. An SPA granted by the FDA provides a mechanism for the sponsors and the FDA to reach agreement on size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval. The primary endpoint of this pivotal Phase IIIb trial is recurrence-free survival (RFS) with an interim analysis after 70 “events,” and a final primary analysis three years following completed enrollment. “Events” are incidents of either recurrent disease or death. The study is powered at 90% to detect a 50% improvement in RFS versus resection only for final analysis with an adjustment for interim analysis. The power calculations in the study assume an event rate and distribution that match those observed in the 8701 Phase IIIa study. If a robust p value is achieved at the interim analysis, the Biologics License Application (BLA) can be filed with the FDA’s center for Biologics Evaluation and Research (CBER) at that point. Past clinical trials using the optimal regimen with four immunizations will be accepted as supportive studies during the FDA review of the BLA.

The Phase IIIb study will enroll 550 patients, randomized 1:1 to receive surgery alone, or surgery plus OncoVAX®. Patients will be followed on a regular schedule to see whether and when their cancer might reappear. The experience with OncoVAX® in the 8701 study showed that in the relevant Stage II group, disease recurrence happened more quickly and more frequently in those patients who received surgery alone. If the Phase IIIb trial replicates the experience of the 8701 patients, the interim analysis after 2/3 of the expected events should give a clear and statistically significant separation between the Kaplan-Meier curves at that point, and would form the basis for a BLA seeking marketing approval from the FDA. The planned Phase IIIb clinical trial will commence within 60 days of obtaining adequate funding. Management currently estimates that approximately $30 million in committed funding will be required to commence the Phase IIIb clinical trial.

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

Intangible Assets- Intangible assets consist primarily of the cost of the acquired patents associated with OncoVAX® to be used in research and development and the commercialization cancer related vaccines. The Company has capitalized the cost of OncoVAX® because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines. Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis, over the estimated useful economic life of the patent, which is 12.6 years for OncoVAX®.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of June 30, 2014. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through June 30, 2014, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Our Abell Warrants, Round C Warrants, Bridge Loan and Abell Investment Option obligations are considered Level 3.

For a further discussion regarding fair value measurements, see Note 8 on Fair Value in the Notes to consolidated financial statements.

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

The fair value of stock options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The fair value of non-vested stock awards is determined based upon the market value of the Company's common stock.

Results of Operations

Consolidated Statement of Operations Data

	Three Months Ended June 30,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	2,102,699	2,116,484	4,122,828	4,189,668
General and administrative expenses	986,842	1,042,931	1,694,768	7,972,691

Total Operating Expenses	3,089,541	3,159,415	5,817,596	12,162,359

Loss from Operations	(3,089,541)	(3,159,415)	(5,817,596)	(12,162,359)

Gain (Loss) on Financial Instruments	2,841,816	(809,301)	4,744,639	(1,223,196)

Interest and Other Expenses	(875,395)	(71,791)	(1,728,280)	(137,021)

Net Loss	$(1,123,120)	$(4,040,507)	$(2,801,237)	$(13,522,576)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended June 30, 2014 and 2013

Our operating expenses totaled $3,089,541 and $3,159,415 in the three months ended June 30, 2014 and June 30, 2013 respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Research & Development	$2,102,699	$2,116,484	$(13,785)	-0.65%

Research and development (R&D) expenses were essentially unchanged for the three months ended June 30, 2014 and 2013. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the Phase IIIb clinical trial and approximately $1.7 million for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended June 30, 2014 and 2013.

General and Administrative Expenses

	Three Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

General & Administrative	$986,842	$1,042,931	$(56,089)	-5.38%

General and administrative expenses decreased by $56,089 in the three months ended June 30, 2014 over the three months ended June 30, 2013. The decrease was attritutabe todecreases of accounting fees ($280,000); consulting fees ($236,000) and partially offset by increases in legal fees ($342,000), public relations/investor relations ($107,000) and personnel costs ($16,000).

Nonoperating Expense – Three Months Ended June 30, 2014 and 2013

Nonoperating income and (expenses) were $1,966,421and ($881,092) in the three months ended June 30, 2014 and 2013 respectively. The nonoperating expenses are discussed below.

Gain (Loss) on Financial Instruments

	Three Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Gain (Loss) on Financial Instruments	$2,841,816	$(809,301)	$3,651,117	*

      * Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument. The closing stock price at June 30, 2014 was $4.68 and at March 31, 2014 was $6.50. This decline in stock price had a significant impact on the fair value of the Financial Instruments creating a gain for the three months ended June 30, 2014.

In the three months ended June 30, 2014 Gains on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($385,667), Round C Warrants ($755,213) and the Abell Option ($1,700,936).

In the three months ended June 30, 2013 Losses on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($107,404), Round C Warrants ($38,549), the Abell Option ($579,548) and the Bridge Loan 2:1 ($83,800).

Interest and Other Expenses

	Three Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Interest & Other Expenses	$(875,395)	$(71,791)	$(803,604)	*

        * Not meaningful

Interest & Other Expenses increased to $875,395 for the three months ended June 30, 2014 from $71,791 for the comparable period in 2013. The increase is primarily due to non-cash interest expense relating to the issuance of contingent warrants under the Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $847,000.

Operating Expenses – Six Months Ended June 30, 2014 and 2013

Our operating expenses totaled $5,817,596 and $12,162,359 in the six months ended June 30, 2014 and June 30, 2013 respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Six Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Research & Development	$4,122,828	$4,189,668	$(66,840)	-1.60%

Research and development (R&D) expenses were essentially unchanged for the six months ended June 30, 2014 and 2013. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the Phase IIIb clinical trial and approximately $3.4 million for amortization of intangibles, related to OncoVax® intellectual property, for the six months ended June 30, 2014 and 2013.

General and Administrative Expenses

	Six Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

General & Administrative	$1,694,768	$7,972,691	$(6,277,923)	-78.74%

Genaral and Administrative expenses decreased for the six months ended June 30, 2014 as compared to the same period in 2013 primairly due to the estimated value ($5,954,545) of the Abell Option issued with respect to the Abell Investment Agreement in January 2013 as discussed in Note 3 of the unaudited condensed consolidated financial statements.

Nonoperating Expense – Six Months Ended June 30, 2014 and 2013

Nonoperating income and (expenses) were $4,744,639 and ($1,223,196) in the six months ended June 30, 2014 and 2013 respectively. The nonoperating expenses are discussed below.

	Six Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Gain (Loss) on Financial Instruments	$4,744,639	$(1,223,196)	$5,967,835	*

 * Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument. The closing stock prices at June 30, 2014 was $4.68 and at June 30, 2013 was $7.00. This decline in stock price had a significant impact on the fair value of the Financial Instruments creating a gain for the six months ended June 30, 2014.

In the six months ended June 30, 2014 Gains on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($625,436), Round C Warrants ($1,130,509) and the Abell Option ($3,018,694) offset by a loss on the Bridge Loan 2:1 of ($30,000).

In the six months ended June 30, 2013 Gains on Financial Instruments were attributable to the change in the estimated fair value of the Round C Warrants ($6,068) offset by Losses for Abell Warrants of approximately ($260,216),Abell Option ($579,548) and the Bridge Loan 2:1 ($389,500)

	Six Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%

Interest & Other Expenses	$(1,728,280)	$(137,021)	$(1,591,259)	*

	* Not meaningful

Interest expense increased for the six months ended June 30, 2014 over the same prior year period due to the Contingent Interest Warrants issued to The Abell Foundation, which were expensed as interest expense, for approximately $1.6 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the six months ended June 30, 2014 and 2013 we raised gross proceeds of approximately $2.6 million and $2.6 million respectively.

	Six Months Ended June 30,		Change in 2014 v. 2013
	2014	2013	$	%
Net cash used in operating activities	$(1,851,494)	$(2,415,681)	$564,187	-23.36%
Net cash used in investing activities	(1,500)	(722)	(778)	107.76%
Net cash provided by financing activities	1,803,800	2,410,388	(606,588)	-25.17%
Effect of foreign exchange rate changes on cash and equivalents	12,371	41,356	(28,985)	-70.09%
Net (decrease) increase in cash and cash equivalents	$(36,823)	$35,341	$(72,164)	-204.19%

Cash & Cash Equivalents

Total cash and cash equivalents were $36,273 at June 30, 2014, compared with $149,181 at June 30, 2013, for a decrease of $112,908. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1,851,000 and $2,416,000 for the six months ended June 30, 2014 and 2013 respectively, inclusive of both cash and non cash adjustments to net losses of $2,801,237 and $13,522,576 for the six months ended June 30, 2014 and 2013 respectively.

Non cash adjustments were the driving force in the adjustments with respect to changes in the Gain and Loss of Financial Instruments of approximately $6,000,000, and other stock based expense of approximately $5,900,000 related to the Abell Option as described in Note 3 to the attached unaudited condensed consolidated financial statements. These adjustments were offset by increases of stock based compensation of approximately $27,000 and non cash interest expense of approximately $1,641,000 related to the Abell Note and Warrant Purchase Agreement as described in Note 7 to the attached unaudited condensed consolidated financial statements.

Net Cash Used in Investing Activities

We invested $1,500 and $722 in the six months ended June 30, 2014 and 2013 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

Listed below are key financing transactions entered into by us during 2014:

•	During the six months ended June 30, 2014 we raised additional capital of approximately $2.6 million through the issuance of 463,963 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

•	A principal reduction in the Abell Loan was made in the amount of approximately $557,000 and the maturity date has been extended to August 22, 2014.

•	We also used approximately $22,000 in proceeds for payment of placement agent and finders fees.

Listed below are key financing transactions entered into by us during 2013:

•	During the six months ended June 30, 2013 we raised additional capital of approximately $2,632,836 through the issuance of 478,697 Units Round C common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our Phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. The planned Phase IIIb clinical trial will commence within 60 days of obtaining adequate funding. Management currently estimates that approximately $30 million in commmited funding will be required to commence the Phase IIIb clinical trial. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of June 30, 2014 we had $36,273 in cash which is less than one month’s cash required to fund operations. Our current monthly cash requirement committed approximately $500,000.

We have recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding our ability to remain in operation at our current level. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our audited consolidated financial statements at December 31, 2013 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

We are continuing our Unit (Round C) offering of common stock and warrants. The total offering is for $30,800,000 (or 5,600,000 Units) of which 5,229,454 million units are being offered for cash and 370,546 Units are being offered for cancellation of certain outstanding indebtedness. The Units have a purchase price of $5.50 per Unit and are comprised of one share of Common Stock and one Warrant, exercisable for five years, to purchase three-tenths (0.3) of a share of Common Stock at an exercise price of $6.05 per whole share. These securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of regulation S-K, we are not required to provide information required by this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	From May 14, 2014 through August 15, 2014, we issued 111,545 units (“Units”) for cash. Each Unit consists of 1 share of common stock and a warrant to purchase 0.3 shares of common stock resulting in the issuance of 111,545 shares of common stock and warrants to purchase 33,463 shares of our common stock. The purchase price for each unit was $5.50 per unit and the exercise price for each warrant was $6.05 per shares. We received gross proceeds $613,500 from the sales of these Units used approximately $139,000 for partial repayment of outstanding indebtedness to The Abell Foundation and $10,000 as repayment of related party loans. The remaining proceeds were used for working capital and general corporate purposes. These issuances were exempt under Rule 506 of the Securities Act of 1933, as amended. All investors in Unit offering were accredited investors and were solicited by officers (Michael Hanna and Andrew Tussing) of Vaccinogen and all investors had a substantial pre-existing relationship with such officers of Vaccinogen. The shares of common stock and warrants received were issued as restricted securities and all certificates issued contained a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.

2.	The Units referred to in paragraph 1. above contained anti-dilution rights such that if the market price of our Common Stock on the effective date of our first S-1 registration statement filed with the SEC (the “Effectiveness Date Market Price”) was less than $5.50 per share, then we agreed to each subscriber of the Units, for no additional consideration, such number of shares (“Adjustment Shares”) of Common Stock equal to the difference between (x) the number of shares of our Common Stock that would have been issued to purchaser if the per-Unit purchase price for such shares had been equal to either (1) the Effectiveness Date Market Price or (2) $5.00, whichever is greater and (y) the number of shares of the Common Stock originally issued to purchaser upon the closing of the sale of Units. The Effectiveness Date Market Price was $5.35 on October 31, 2013. Accordingly, we issued 773 Adjustment Shares to the Unit subscribers under paragraph 1 above. The Adjustment Shares were issued to all accredited investors and were issued as restricted securities and all certificates for such shares contained stating that the shares have not been registered under the Securities Act of 1933, as amended, and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act of 1933, as amended. We relied on the exemption provided by Rule 506 of the Securities Act of 1933, as amended for issuance of the Adjustment Shares. We did not receive any proceeds for issuance of the Adjustment Shares.

3.	See our Current Report on Form 8-K dated April 24, 2014 and filed with the SEC on April 28, 2014.

4.	See our Item 2 under our Quarterly on Form 10-Q for the period ended March 31, 2014.

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

VACCINOGEN, INC.

Dated:	August 19, 2014	By:	/s/ Michael G. Hanna, Jr., Ph.D.
Michael G. Hanna, Jr., Ph.D.
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated:	August 19, 2014	By:	/s/ Andrew Tussing
Andrew Tussing
President, Chief Operating Officer and acting Chief Financial Officer (Principal Financial Officer)

