Form 10-Q
period 2014-09-30
VACCINOGEN INC
filed 2014-11-14
CIK 1453001

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 0-54997

VACCINOGEN, inc.

(Name of small business issuer as specified in its charter)

Maryland	14-1997223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5300 Westview Drive, Suite 406

Frederick, Maryland 21703

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (301) 668-8400

___________________

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

As of November 10, 2014, 34,027,593 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

September 30, 2014

ITEM 1. FINANCIAL INFORMATION

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,588,583	$73,096
Restricted cash	41,205	44,394
Inventory	99,250	100,150
Prepaid expenses and other current assets	1,969,802	115,522

Total Current Assets	4,698,840	333,162

Property and equipment, net	179,737	198,790
Deferred costs	26,182	-
Intangible assets, net	57,698,107	62,725,559

Total Assets	$62,602,866	$63,257,511

Liabilities and Stockholders' Equity

Current Liabilities
Financial instruments	$3,500,814	$11,794,790
Notes payable	3,500,000	4,831,217
Accounts payable	1,926,952	3,357,287
Accrued interest	959,454	863,637
Accrued expenses and other liabilities	870,379	639,448
Accrued compensation	567,842	1,108,541
Related party payable	-	54,099

Total Current Liabilities	11,325,441	22,649,019

Total Liabilities	11,325,441	22,649,019

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-

Common stock, $0.0001 par value; 200,000,000 shares authorized; 34,027,593 and 31,568,629 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	3,403	3,157
Additional paid-in capital	160,257,271	143,920,855
Accumulated other comprehensive loss	(44,598)	(36,199)
Accumulated deficit	(108,938,651)	(103,279,321)

Total Stockholders' Equity	51,277,425	40,608,492

Total Liabilities and Stockholders' Equity	$62,602,866	$63,257,511

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and Development	2,698,152	2,145,358	6,820,980	6,335,026
General and administrative expenses	1,702,609	728,357	3,397,378	8,701,048

Total Operating Expenses	4,400,761	2,873,715	10,218,358	15,036,074

Loss From Operations	(4,400,761)	(2,873,715)	(10,218,358)	(15,036,074)

Gain (Loss) on Financial Instruments	1,772,196	(361,903)	6,516,834	(1,585,099)

Interest Expense and Other Expenses	(229,528)	(371,475)	(1,957,806)	(508,495)

Net Loss	$(2,858,093)	$(3,607,093)	$(5,659,330)	$(17,129,668)

Provision for income taxes	-	-	-	-

Net Loss available to common stockholders	$(2,858,093)	$(3,607,093)	$(5,659,330)	$(17,129,668)

Net loss per Common Share
Basic	$(0.09)	$(0.12)	$(0.18)	$(0.55)
Diluted	$(0.14)	$(0.12)	$(0.38)	$(0.55)

Weighted average shares outstanding
Basic	32,959,051	31,275,037	32,127,883	30,974,242
Diluted	32,959,051	31,275,037	32,127,883	30,974,242

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

Comprehensive Loss

Net loss	$(2,858,093)	$(3,607,093)	$(5,659,330)	$(17,129,668)
Foreign currency translation adjustments	(11,432)	(2,376)	(8,399)	32,242

Total Comprehensive Loss	$(2,869,525)	$(3,609,469)	$(5,667,729)	$(17,097,426)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2014

	Stockholders' Equity
	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, January 1, 2014	31,568,629	$3,157	$143,920,855	$(103,279,321)	$(36,199)	$40,608,492

Issuance of common stock for cash	2,398,216	240	10,900,861	-	-	10,901,101
Investment option reclassification	-	-	3,168,224	-	-	3,168,224
Contingent Warrants	-	-	1,818,642	-	-	1,818,642
Conversion of 2012 Bridge Loan for common stock	56,075	6	227,933	-	-	227,939
Stock-based compensation and warrants issued
for services	-	-	201,789	-	-	201,789
Conversion of payable to common stock	4,673	-	18,967	-	-	18,967
Other comprehensive loss	-	-	-	-	(8,399)	(8,399)
Net Loss	-	-	-	(5,659,330)	-	(5,659,330)

Balance, September 30, 2014	34,027,593	$3,403	$160,257,271	$(108,938,651)	$(44,598)	$51,277,425

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months ended September 30,	2014	2013

Cash Flows From Operating Activities
Net loss	$(5,659,330)	$(17,129,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,823	21,280
Amortization of intangible assets	5,027,451	5,027,447
(Gain) Loss on financial instruments	(6,516,834)	1,585,099
Other stock based expense	-	5,954,545
Stock based compensation - employees	54,159	24,108
Warrants issued for services	147,630	-
Non-cash interest expense	1,818,642	314,604
Changes in operating assets and liabilities, net:
Accrued interest	95,818	(76,255)
Changes in restricted cash	(133)	(448)
Prepaid expenses and other assets	(1,751,887)	(38,106)
Accounts payable and accrued expenses and other liabilities	(1,853,291)	1,298,885

Net Cash Used In Operating Activities	(8,600,952)	(3,018,509)

Cash Flows From Investing Activities
Purchases of property and equipment	(10,213)	(5,310)

Net Cash Used In Investing Activities	(10,213)	(5,310)

Cash Flows From Financing Activities
Repayments of Abell Loan	(1,331,218)	(304,621)
Repayments of related party notes payable	(54,099)	-
Proceeds from issuance of common stock and warrants net of issuance costs	12,458,880	3,233,887
		.
Net Cash Provided by Financing Activities	11,073,563	2,929,266

Impact of foreign currency translation on cash and cash equivalents	53,089	40,782

Net Increase (Decrease) in Cash and Cash Equivalents	2,515,487	(53,771)

Cash and Cash Equivalents, beginning of period	73,096	113,840

Cash and Cash Equivalents, end of period	$2,588,583	$60,069

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

During September 2014 three new wholly-owned entities were formed by Vaccinogen, Inc. The three entities are Vaccinogen (US) R&D, Inc. a Delaware corporation; Vaccinogen International Partners, Ltd. a Bermuda partnership and Vaccinogen Bermuda, Ltd., a Bermuda company. These entities have been consolidated by the Company but had no financial transactions that occurred during the period ended September 30, 2014.

The purpose of the entities is to facilitate the global commercialization of OncoVAX® and other products as they are developed and marketed by the Company.

2.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of September 30, 2014, the Company had an accumulated deficit of approximately $108.9 million and negative working capital of approximately $6.6 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company does not have sufficient capital to fund its plan of operations over the next twelve months. In order to address its capital needs, including its planned Phase IIIb clinical trial, the Company is actively pursuing additional equity financing, in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings.

In April 2014, the Company entered into a binding agreement (as amended, the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”) under which TIS agreed to purchase up to $80 million of the Company’s common stock. The initial $10 million in equity financing closed in August 2014 following Vaccinogen’s satisfaction of certain closing conditions. The remaining $70 million will be paid in four separate closings upon completion of certain milestones. TIS also has the option to invest an additional $30 million of the Company’s common stock under the same pricing terms as the $80 million financing until February 25, 2015, which if exercised, would result in aggregate gross proceeds of $110 million to the Company under the TIS Agreement.

As of the date hereof, the Company believes it has satisfied the closing conditions to consummate: (a) the second closing under the TIS Agreement (under which TIS is to purchase units for a total of $10,000,000 in our Round C Offering); and (b) the fourth closing under the TIS Agreement (under which TIS is to purchase common stock of the Company for a total of $20,000,000). In late September 2014, the Company verbally notified TIS that it had met the milestone for the second closing and in early October 2014, the Company verbally notified TIS that it had met the milestone with respect to the fourth closing; however, to date, TIS has yet to consummate either the second or fourth closing. The Company has received repeated assurances from a TIS representative that TIS fully intends to meet its obligations under the TIS Agreement. In addition, on November 11, 2014, the Company received a letter from TIS confirming in writing TIS’s confidence that TIS will be in a position to consummate the second closing for $10,000,000 shortly following a TIS member’s receipt of funds from another transaction on or before November 22, 2014 or funding by another TIS member prior to such date. The letter from TIS also indicates a desire on the part of TIS to invest the remaining $60,000,000 shortly after consummation of the second closing (with the final $20,000,000 to be held in escrow pending fulfillment of the milestone contained in the TIS Agreement relating to the first patient receiving the first three doses of OncoVAX, with positive results). Notwithstanding these verbal and written assurances from TIS, the Company has been unable to verify the validity of the TIS assurances or the availability of the funds TIS anticipates using to satisfy its obligations.

Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances or if the Company fails to consummate the additional closings under the TIS Agreement, the Company’s operating results and prospects will be adversely affected.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, respectively include the accounts of Vaccinogen, Inc. and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements therefore should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Vaccinogen, Inc. and its wholly-owned subsidiaries, Vaccinogen BV (a company incorporated in the Netherlands); Vaccinogen (US) R&D, Inc.; Vaccinogen International Partners, LP; and Vaccinogen Bermuda, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

New Accounting Standards

In September 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update define when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The new standard applies prospectively, to annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The company is currently evaluating the potential impact the new standard will have on its financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated or amortized over their estimated useful lives using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment	3 – 5 years
Furniture and fixtures	5 years
Computers and software	3 years
Leashold Improvements	Shorter of lease term or useful life

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

Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has determined that no impairment has occurred as of September 30, 2014.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statements and tax basis of assets and liabilities, as measured using the enacted tax rates, which are expected to be in effect when the differences reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A full valuation allowance was recorded against its deferred tax assets for the periods ended September 30, 2014 and December 31, 2013.

As required under ASC 740-270 Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to the year to date pretax book income to determine its provision for income taxes for the interim period. The Company had no provision for income taxes for the three and nine month periods ended September 30, 2014 and 2013.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The tax effects of uncertain tax positions are recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had greater than 50% likelihood of being realized. Management has not identified any uncertain tax positions with the exception of income tax return filing penalties and accordingly has established a liability of $100,000 and $130,000 under ASC 740-10 as of September 30, 2014 and December 31, 2013, respectively. It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest by including those items in other liabilities/expenses and not in the income tax provision in the unaudited condensed consolidated statements of operations. The Company has identified its U.S. Federal income tax return, its state return in Maryland and Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are still open for examination.

Financial Instruments

Warrants and Options Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). Between January 2013, and August 2014 the maturity of the Abell Loan was extended on various occasions and additional warrants were issued. The accounting treatment of these extensions are described within Note 7 to these unaudited condensed consolidated financial statements.

In connection with the promissory note issued to The Abell Foundation, the Company granted The Abell Foundation a security interest in its patents related to OncoVAX®. The promissory note was paid in full on August 25, 2014 and Abell released its security interest in Vaccinogen’s patents via the filing of an UCC-3 termination statement on September 3, 2014.

The number of shares issuable pursuant to the Abell Warrants is based upon a fixed amount of $1.1 million divided by 85% of the per share price of stock sold in the next qualifying round of venture capital financing where the total proceeds are at least $35 million.

As of September 30, 2014 and December 31, 2013, the estimated fair value of the Abell Warrants was $719,247 and $1,615,835, respectively. The Company recorded a gain of $271,152 and $896,588 for the three and nine months ended September 30, 2014, respectively.

The Company recorded a loss of $66,633 and a gain of $51,036 for the three and nine months ended September 30, 2013, respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Abell Investment Option

On January 16, 2013, the Company entered into an investment agreement with Abell under which Abell was granted an option to acquire up to $5.0 million of common stock of the Company (the “Abell Option”). On August 22, 2014 the Company entered into a letter agreement with Abell (the “Abell Amendment”), pursuant to which Abell agreed to either (a) purchase up to 909,091 shares of the Company’s common stock at $5.50 per share, for a total of up to $5,000,000, on or before the 14th day following Abell’s receipt of written notice (together with such further related information and documentation as Abell may reasonably require) that both (i) the first patient has been given three doses of OncoVAX, with positive results (Delayed-Type Hypersensitivity), in the next phase IIIb trial and (ii) the aggregate investment by TIS of at least $40,000,000 for the purchase of our securities in accordance with the TIS Agreement has occurred or (b) surrender its investment option if the conditions above have occurred and Abell chooses not to invest within such 14 day period. TIS executed the Abell Letter Agreement for the sole purpose of affirming our commitments to (x) relocate our offices to Baltimore, Maryland within 12 months of the closing of a financing of at least $35 million and (y) to construct and maintain our next and principal manufacturing facility in Baltimore, Maryland.

As of September 30, 2014 and December 31, 2013, the estimated fair value of the Abell Option was $0 and $7,392,528, respectively. The Company recorded a gain of $1,205,610 and $4,224,304 for the three and nine months ended September 30, 2014, respectively.

The Company recorded a loss of $227,273 and $806,821 for the three and nine months ended September 30, 2013, respectively.

Derivative Financial Instruments

The Company may enter into transactions that represent free-standing or embedded derivative financial instruments as those terms are defined in ASC Topic 815 Derivatives and Hedging (“Topic 815”). The Company records the estimated fair value of derivative financial instruments in its unaudited condensed consolidated balance sheets and records changes in the estimated fair value of derivative financial instruments as income or expense in its unaudited condensed consolidated statements of operations.

Round C Warrants

From October 2012 through December 2013 and then again from January 2014 through September 30, 2014, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 339,966 shares of common stock were issued through December 2013 and Round C Warrants to acquire 1,057,520 shares of common stock were issued during the nine months ended September 30, 2014. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013, the estimated fair value of the Round C Warrants was $2,061,567 and $1,796,427, respectively. The Company recorded a gain of $295,434 and $1,425,943 for the three and nine months ended September 30, 2014, respectively.

The Company recorded a loss of $67,997 and $61,929 for the three and nine months ended September 30, 2013, respectively.

2012 Bridge Loan

Between April 2012 and October 2012, the Company entered into transactions with various investors which resulted in the Company raising $1,019,000 from the issuance of unsecured notes payable (collectively the “Bridge Loan”). The Bridge Loan has no contractual maturity date, and is repayable only in the event that the Company closes on a future round of equity financing which results in gross proceeds of at least $20 million. If the Company fails to raise sufficient additional capital, there is no obligation to pay interest or repay any amount borrowed under the Bridge Loan. The Company will have met the $20 million threshold upon receipt of the second tranche of funding under the TIS Agreement and at that time the Company must repay an amount to the investors equal to 2 times the amount originally raised.

The Company has classified the Bridge Loan as a derivative financial instrument, as it meets three qualifying criteria of ASC Topic 815 Derivatives and Hedging (“Topic 815”) including the contractual terms whereby the Company can be required to settle its obligation under the Bridge Loan by transferring cash to investors if and only when sufficient additional capital is raised. As of September 30, 2014 and December 31, 2013, the estimated fair value of the liability associated with the Bridge Loan was $720,000 and $990,000 respectively, which has been recorded and included in financial instruments in the accompanying unaudited condensed consolidated balance sheets. The Company recorded a loss of $0 and $30,000 for the three and nine months ended September 30, 2014, respectively.

The Company recorded a loss of $0 and $389,500 for the three and nine months ended September 30, 2013, respectively.

The changes in the estimated fair value have been classified in Gain (Loss) on Financial Instruments in the accompanying unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013.

Net Loss Per Share

Basic loss per share is determined by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine months ended September 30,	2014	2013
Stock Options	137,000	77,000
Abell Investment Option	934,579	1,136,364
Convertible debt	142,857	83,333
Restricted stock awards	134,278	119,734
Warrants	4,440,883	3,009,994

Dilutive loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The net loss available to common shareholders is adjusted for gains on financial instruments, as its effect would be anti dilutive.

	Three months ended September 30, 2014			Three months ended September 30, 2013
		Weighted	Loss		Weighted	Loss
		Average	Per		Average	Per
	Net Loss	Shares	Share	Net Loss	Shares	Share

Basic loss per share	$(2,858,093)	32,959,051	$(0.09)	$(3,607,093)	31,275,037	$(0.12)
Gain on derivatives	(1,772,196)

Dilutive loss per share	$(4,630,289)	32,959,051	$(0.14)	$(3,607,093)	31,275,037	$(0.12)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
		Weighted	Loss		Weighted	Loss
		Average	Per		Average	Per
	Net Loss	Shares	Share	Net Loss	Shares	Share

Basic loss per share	$(5,659,330)	32,127,883	$(0.18)	$(17,129,668)	30,974,242	$(0.55)
Gain on derivatives	(6,516,834)

Dilutive loss per share	$(12,176,164)	32,127,883	$(0.38)	$(17,129,668)	30,974,242	$(0.55)

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

VACCINOGEN INC. AND SUBSIDIARIES

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

On August 22, 2014 Intracel and Vaccinogen entered into an Agreement, whereby the License Agreement will terminate and no longer be of any force or effect once TIS invests in Vaccinogen the aggregate amount of $80,000,000. Vaccinogen shall no longer, from that point, have any obligation to pay to Intracel any royalties or other payments under the Original License Agreement and/or the License Amendment.

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

The terms and conditions of the Series B preferred stock provided Intracel with anti-dilution rights with respect to its 20% ownership interest (See Note 9). In addition, the Company agreed that Intracel’s ownership position (and corresponding anti-dilution rights) would increase to 50% upon failure of the Company to meet certain defined milestones, which included, but were not limited to, the Company attaining specified levels of additional financing.

The Company accounted for the acquisition of the rights to the OncoVAX® technology platform under the License Agreement in 2007 and the Asset Transfer Agreement in 2010 as an asset acquisition in accordance with ASC Topic 805, Business Combinations. Furthermore, as described in Note 2 to these consolidated financial statements, and in accordance with ASC Topic 730, Research and Development, the Company has capitalized the cost of acquiring the rights to the OncoVAX® technology platform as these rights represent intangible assets to be used in research and development activities and for which future alternative uses exist.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

All shares of Series B preferred stock were converted to common stock in 2012 as discussed in Note 9 to these unaudited condensed consolidated financial statements.

As of September 30, 2014 Intracel directly owns approximately 39% of the Company. Intracel also continues to hold certain royalty rights associated with future commercial sales of vaccines developed using OncoVAX®, which rights terminate upon the Company receiving $80 million in proceeds under the TIS Agreement. See Note 2 and Note 4.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013

Machinery and equipment	$554,973	$645,459
Leashold Improvements	258,505	258,505
Computers and software	77,081	1,929
Furniture and fixtures	30,902	35,690
	921,461	941,583

Less accumulated depreciation	(741,724)	(742,793)

	$179,737	$198,790

Depreciation expense was $13,883 and $36,823 for the three and nine months ended September 30, 2014, respectively. Depreciation expense was $7,856 and $21,280 for the three and nine months ended September 30, 2013.

6. Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

Intangible assets by major asset class were as follows at September 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$26,816,335	$57,665,521
Other Intangible Assets	121,944	89,358	32,586

	$84,603,800	$26,905,693	$57,698,107

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets by major asset class were as follows at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$21,792,439	$62,689,417
Other Intangible Assets	121,944	85,802	36,142

	$84,603,800	$21,878,241	$62,725,559

The amortization expense for intangible assets was approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2014 and 2013. The weighted average amortization period for intangible assets was 12.6 years.

The estimated future amortization relating to all intangible assets that are recorded in the unaudited condensed consolidated balance sheets as of September 30, 2014 is as follows:

Years ending December 31,

2014	$1,675,818
2015	6,702,516
2016	6,702,447
2017	6,702,447
2018	6,702,447
Thereafter	29,212,432

$57,698,107

7. Notes Payable

Notes payable are as follows:

	September 30, 2014	December 31, 2013

Organon Obligation	$3,500,000	$3,500,000
Abell Loan	-	1,331,217

	$3,500,000	$4,831,217

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Interest expense under this agreement was approximately $35,000 for the three months ended September 30, 2014 and 2013 and $105,000 for the nine months ended September 30, 2014 and 2013. The accrued interest on this obligation is included on the unaudited condensed consolidated balance sheets as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property. While the Company has not paid the installment due one year after the Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. Due to the right to declare an event of default and to accelerate all amounts owed on this obligation, all amounts owed under the Agreement have been classified as current in the accompanying unaudited condensed consolidated balance sheets. If an event of default were declared, the Company would need to pay the principal payment of $500,000 plus accrued interest, which as of September 30, 2014 was approximately $138,000, within 45 days in order to cure such default.

Abell Loan

On October 26, 2011, the Company obtained a $1.5 million working capital loan from The Abell Foundation Inc. (“Abell”). The Abell Loan was originally due on April 26, 2012, with 8% simple interest accruing and payable on the maturity date. On February 16, 2012, the Company received an additional $300,000, thereby increasing the amount outstanding to $1.8 million.

The Abell Loan was repaid in full on August 25, 2014.

Debt, Modifications and Extinguishments.

The Abell Loan underwent several amendments which were treated either as debt modifications or debt extinguishments. The most recent being the extension of the maturity date of the loan to August 26, 2014. No costs or expenses were incurred by the Company in connection with the August 2014 extension.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Contingent Share Warrants were issued and valued using the Black-Scholes method, and for the three and nine months ended September 30, 2014 approximately $178,000 and $1,819,000 was included in interest expense, respectively. For the three and nine months ended September 30, 2013approximately $315,000 was included in interest expense.

The Company recorded interest expense related to the Abell Loan of approximately $9,052 and $47,505 for the three and nine months ended September 30, 2014, respectively. The Company recorded interest expense related to the Abell loan of approximately $32,113 and $104,153 for the three and nine months ended September 30, 2013.

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

The Company is required to record or disclose the fair value of certain assets and liabilities. The fair value guidance described above is used in measuring and recording the fair value of the liability associated with the Abell Warrants, and the fair value of the financial derivatives including the Round C Warrants and the Bridge Financing. This fair value guidance also applies to the disclosure of the fair value of financial instruments not otherwise recorded in the Company’s unaudited condensed consolidated balance sheets at fair value.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		September 30, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$719,247	$-	$-	$719,247
Round C Warrants	2,061,567	-	-	2,061,567
Bridge Loan	720,000	-	-	720,000

	$3,500,814	$-	$-	$3,500,814

		December 31, 2013
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$1,615,835	$-	$-	$1,615,835
Round C Warrants	1,796,427	-	-	1,796,427
Bridge Loan	990,000	-	-	990,000
Abell Investment Option	7,392,528	-	-	7,392,528

	$11,794,790	$-	$-	$11,794,790

The following is a reconciliation of the fair value measurements from December 31, 2013 to September 30, 2014.

	Total	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, January 1, 2014	$11,794,790	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	1,428,612	37,529	1,691,083	(300,000)	-
Fair value change included in earnings	(6.554.364)	(934,117)	(1,425,943)	30,000	(4,224,304)
Recalssification to equity	(3,168,224)	-	-	-	(3,168,224)

Balance, September 30, 2014	$3,500,814	$719,247	$2,061,567	$720,000	$-

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the fair value measurements from January 1, 2013 to December 31, 2013.

	Total	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, January 1, 2013	$2,590,655	$831,806	$230,349	$1,528,500	$-
Issuance of securities	6,405,348	275,813	1,112,990	(938,000)	5,954,545
Fair value change included in earnings	2,798,787	508,216	453,088	399,500	1,437,983

Balance, December 31, 2013	$11,794,790	$1,615,835	$1,796,427	$990,000	$7,392,528

Quantitative Information

Quantitative information as of September 30, 2014 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

	Level 3 - Significant Unobservable Inputs
		Principal Valuation	Unobservable	Range
Description	Fair Value	Techniques	Inputs	(Weighted Average)

			Strike price
Abell Warrants	$719,247	Black -Scholes	Equity volatility	N/A

			Strike price
Round C Warrants	$2,061,567	Black -Scholes	Equity volatility	N/A

			Timing and amount
Bridge Loan	$720,000	Present Value	of future cash flows	N/A

For the three and nine months ended September 30, 2014 and 2013, there were no transfers in or out of Level 3.

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Abell Warrants		Round C Warrants
Nine months ended September 30,	2014	2013	2014	2013
Average Volatility	80%	85%	80%	85%
Exercise price	$4.55	$4.68	$5.48	$6.05
Stock price at Sept 30	$3.50	$6.00	$3.50	$6.00
Risk free interest rate	2.52%	2.28 – 2.65%	1.02% - 1.78%	1.03 – 1.38%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	3.1 -5.0	4.1 – 5.0

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

Abell Option

Management has valued the Abell Option based upon an estimate of the fair value of the Company’s underlying stock because management believes it can reasonably estimate the occurrence and the terms of the future equity offering necessary to trigger Abell’s right to exercise the option.

As of January 16, 2013, the date of issuance for the Abell Option, the Company reasonably expected the undiscounted common stock price issuable to be $5.50 per share, discounted to $4.40 per share. Therefore, the $5 million investment divided by the discounted share price of $4.40 yielded an option for 1,136,364 shares. At December 31, 2013, the estimated number of shares is 934,580 in recognition of the expected Venture Capital Financing price per share of $5.35, the effective price of the Round C issuances.

In August 2014, the Abell Investment Option was modified, including changes to the terms of the optional investment (now a fixed number of shares (909,091) and a fixed purchase price ($5.50 per share), certain defined operating conditions, and a set expiry period; whereas the original investment terms were $5 million worth of common stock valued at the lowest sales price in effect at the time, and no expiry period (i.e., perpetual option).

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Historically, the Company had determined that the Investment Option was a liability pursuant to the guidance contained in ASC 480, and as such should be marked to its fair value at each balance sheet date since they were determined to be probable of occurrence. Since the modification eliminates the variability in the Investment Option (the number of shares and purchase price are now fixed), in effect the Investment Agreement is now similar to a contingent “written call” or warrant where the investor can buy a fixed number of shares at a fixed price; as such the Investment Option is no longer within the scope of ASC 480.

The Company accounted the new terms of the Abell option under EITF 00-19 (ASC 815-40-25-1 through 25-43 and related interpretative guidance in ASC 815-40-55-1 through 55-18).  Since the written call are fixed (fixed number of shares at a fixed price), it is considered indexed to the Company’s own stock and treated as an equity instrument and should be classified under stockholders’ equity.  The value of the Abell option as of the effective date of the amendment was $3,168,224.  The Company removed this amount from financial liabilities and included the same to additional paid-in capital under the stockholder’s equity section in the unaudited condensed consolidated balance sheets.

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

9. Stockholders’ Equity

In August 2012, the Company amended and restated its Certificate of Incorporation to increase the number of shares authorized for issuance to 200,000,000 shares of common stock with a par value $.0001 and 50,000,000 shares of preferred stock with a par value of $.0001 per share.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through December 31, 2013 have been issued adjustment shares, totaling 31,811 and 67,092 adjustment shares were issued for the nine months ended September 30, 2014. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the periods ended September 30, 2014 and December 31, 2013.

The Company has increased the size of the Round C Private Placement Offering to $30,800,000 (5,600,000 Units) and extended the Final Closing Date to December 31, 2014.

10. Stock-Based Compensation

Restricted Stock

As of September 30, 2014 and September 30, 2013, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 134,278 shares of common stock was approximately $430,000 and $350,000 respectively, which will be recognized upon a successful initial public offering of the Company’s stock. The nonvested restricted stock awards have a weighted average remaining contractual term of 6.71 years as of September 30, 2014. No awards vested during the three and nine months ended September 30, 2014 and 2013.

Stock Option Pool

The Company recorded stock based compensation in the amount of $20,490 and $54,159 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, $4,777 and $14,331 was allocated to General & Administrative expense with $15,713 and $39,828 was allocated to Research & Development, respectively.

Total compensation costs for unvested stock option awards outstanding at September 30, 2014 was approximately $468,000 to be recognized over approximately 3.0 years.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services.  As of September 30, 2014 and 2013 there are 820,575 and 785,575, respectively, warrants issued and outstanding with exercise prices ranging from $1.00 to $7.50. To date, all warrants have been issued with the exercise price at least equal to the then estimated fair value of the underlying security, and had contractual terms ranging from 2.5 to 7.5 years.

The following table summarizes the stock purchase warrant activity for the nine months ended September 30, 2014 and 2013.

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	785,575	$2.99	785,575	$1.48
Granted	35,000	4.51	-	-

Balance, September 30	820,575	$1.72	785,575	$1.48

The following table summarizes information on warrants outstanding as of September 30, 2014:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.30	$1.00
$5.50	80,000	2.99	$5.50
$7.50	35,000	4.51	$7.50

Total	820,575	0.74	$1.72

11. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring at various dates in 2014 and 2015. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $51,000 and $134,000 for the three and nine months ended September 30, 2014, respectively. Rent expense was approximately $37,600 and $104,000 for the three and nine months ended September 30, 2013, respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Minimum future rental payments under non-cancelable operating leases, including amendments to leases entered through the date the financial statements were available to be issued, total approximately $27,000 for 2014 and $21,000 for 2015 for a total of $48,000.

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

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as it believes that it should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the September 30, 2014 exchange rate would have a USD equivalent of approximately $83,000. There has been no expense accrued on the accompanying unaudited condensed consolidated financial statements.

12. Related Party Transactions

During April 2014, an executive of the Company loaned the Company $20,000. As of September 30, 2014, the loan was fully paid.

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

In December 2013, an executive of the Company loaned the Company $50,000. As of December 31, 2013, the balance due of $20,000 was past due. The carrying value of this amount due to the Company executive is included in related party payable in the accompanying unaudited condensed consolidated financial statements as of December 31, 2013.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13. Supplemental Disclosure of Cash Flow Information

For the nine months ended September 30, 2014 and September 30, 2013 the Company paid interest costs of approximately $53,279 and $267,331, respectively.

From January 1, 2014 through September 30, 2014, the Company raised additional capital totaling approximately $ 12.8 million from the issuance of 2,332,781 shares of Round C Common Stock, 65,434 Adjustment Shares and additional Round C Warrants to purchase 699,828 shares of common stock. The Company allocated approximately $11.2 million of the total 2014 proceeds to the common stock and approximately $1.6 million of the total proceeds to the common stock warrants.

In January 2014, the Company issued 56,075 shares of common stock , including 1,530 adjustment shares to certain holders of the 2012 Bridge Loan that had elected to convert their rights, with a value of $300,000, into common stock of the Company. The Company also issued additional Round C Warrants exercisable into 16,363 shares of common stock of the Company, with an exercise price of $6.05 per share.

From January 1, 2013 through September 30, 2013, the Company raised additional capital totaling approximately $3.2 million (net of issuance costs) from the issuance of 587,979 shares of Round C Stock and additional Round C Warrants to purchase 176,391 shares of common stock. The Company allocated $2.4 million of the total 2013 proceeds to the common stock and approximately $800,000 of the total proceeds to the common stock warrants.

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

On November 1, 2014, the statute of limitations has expired for the $500,000 payment and $138,000 accrued interest in default under the October 31, 2007 Letter Agreement between Organon Teknika and Intracel Resources, LLC. These amounts are presented on the unaudited condensed consolidated balance sheets as components of Notes Payable and Accrued Interest.

ITEM 2 -. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

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

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” and “Trends & Outlook” section, and in our most recently filed Annual Report on Form 10-K under the caption “Risk Factors”. Our actual results may differ materially.

Overview

We are a biotechnology company founded in 2007 relying on over three decades of prior research by our -Special Advisor to the Chief Executive Officer of the Company and his colleagues into combating cancer by using the body’s own immune system. Vaccinogen is the developer of OncoVAX®, which we believe is the only patient specific immunotherapy for Stage II colon cancer and our technology may also have application in other tumor types, notably melanoma and renal cell carcinoma.

Colon cancer represents the third most common form of cancer in both the U.S. and Europe. American Cancer Society statistics suggest there will be approximately 97,000 new cases of colon cancer diagnosed within the U.S. in 2014, resulting in approximately 50,000 deaths.

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

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. We hold considerable proprietary expertise related to the OncoVAX® technology, including the production of autologous cancer vaccines. We have brand names for our OncoVAX® products and related technologies, and have 2 trademark registrations currently.

All of our research efforts to date are at the pre-clinical or clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team and our facilities, to advance our technologies.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after we make our first sale of securities pursuant to a registration statement filed with the SEC, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30, in which case we would no longer be an emerging growth company as of the following December 31.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies.

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO) in an effort to achieve the following:

1.	Complete the pivotal Phase IIIb clinical trial of this autologous vaccine, OncoVAX®, which is a new paradigm to prevent the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior Phase IIIa study (which study we believe demonstrated a 50% improvement in recurrence free survival and overall survival in the Stage II target patient population as compared to surgery alone). The Company began its Phase IIIb clinical trial in September 2014.. The Company also selected RxTrials as its Clinical Research Organization (“CRO”) to provide services of site selection, clinical operations, project management and trial enrollment for our Phase IIIb clinical trial.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories as well as for additional carcinoma indications.

3.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibodies (“HuMabs”) technology.

Trends & Outlook

Revenue

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

We are mainly focused on preparing for the initiation of Phase IIIb clinical trials relating to OncoVAX® and our research regarding human monoclonal antibodies (HuMabs).

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

Clinical Trials

The FDA has requested a second, confirmatory, randomized controlled Phase III trial of OncoVAX® in Stage II colon cancer. The principal objective of Vaccinogen is to organize a team to conduct a confirmatory Phase IIIb trial in Stage II colon cancer. The protocol of this trial, including endpoints and the statistical analysis plan is the subject of a Special Protocol Assessment (SPA) agreement granted by the FDA.

This study will be carried out under a (SPA) that was negotiated with the FDA in 2010. An SPA granted by the FDA provides a mechanism for the sponsors and the FDA to reach agreement on size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval. The primary endpoint of this pivotal Phase IIIb trial is recurrence-free survival (RFS) with an interim analysis after 70 “events,” and a final primary analysis three years following completed enrollment. “Events” are incidents of either recurrent disease or death. The study is powered at 90% to detect a 50% improvement in RFS versus resection only for final analysis with an adjustment for interim analysis. The power calculations in the study assume an event rate and distribution that match those observed in the 8701 Phase IIIa study. If the statistical probability of a significant increase in the recurrence free survival rate is achieved at the interim analysis, the Biologics License Application (BLA) can be filed with the FDA’s center for Biologics Evaluation and Research (CBER) at that point. Past clinical trials using the optimal regimen with four immunizations will be accepted as supportive studies during the FDA review of the BLA.

The Phase IIIb study will enroll 550 patients, randomized 1:1 to receive surgery alone, or surgery plus OncoVAX®. Patients will be followed on a regular schedule to see whether and when their cancer might reappear. The experience with OncoVAX® in the 8701 study showed that in the relevant Stage II group, disease recurrence happened more quickly and more frequently in those patients who received surgery alone. If the Phase IIIb trial replicates the experience of the 8701 patients, the interim analysis after 2/3 of the expected events should give a clear and statistically significant separation between the Kaplan-Meier curves at that point, and would form the basis for a BLA seeking marketing approval from the FDA. Upon receipt of the $10 million funding on August 22, 2014 under the TIS Agreement as amended, the Company commenced the initiation of regulatory, clinical and administrative activities to begin the Phase IIIb clinical trial.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of September 30, 2014. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through September 30, 2014, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Results of Operations

Consolidated Statement of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	2,698,152	2,145,358	6,820,980	6,335,026
General and administrative expenses	1,702,609	728,357	3,397,378	8,701,048

Total Operating Expenses	4,400,761	2,873,715	10,218,358	15,036,074

Loss from Operations	(4,400,761)	(2,873,715)	(10,218,358)	(15,036,074)

Gain (Loss) on Financial Instruments	1,772,196	(361,903)	6,516,834	(1,585,099)

Interest and Other Expenses	(229,528)	(371,475)	(1,957,806)	(508,495)

Net Loss	$(2,858,093)	$(3,607,093)	$(5,659,330)	$(17,129,668)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended September 30, 2014 and 2013

Our operating expenses totaled $4,400,761 and $2,873,715 in the three months ended September 30, 2014 and September 30, 2013, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Research & Development	$2,698,152	$2,145,358	$552,794	25.77%

Research and development (R&D) expenses increased approximately $550,000, or 26% for the three months ended September 30, 2014 compared with the same period in 2013. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the Phase IIIb clinical trial and approximately $1.7 million for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended September 30, 2014 and 2013. The increase is entirely the result of CRO fees to begin the Phase IIIb clinical trial.

General and Administrative Expenses

	Three Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

General & Administrative	$1,702,609	$728,357	$974,252	133.76%

General and administrative expenses increased by approximately $974,000 in the three months ended September 30, 2014 over the three months ended September 30, 2013. The increase was primarily attributable to increases in legal fees ($402,000), personnel costs ($318,000), investor relations ($109,000), accounting fees ($81,000), travel expenses ($23,000), information systems ($16,000) and consulting fees ($13,000).

Increase in legal fees were primarily to develop a new international entity structure to facilitate a global presence, both in the near term for clinical trial purposes and in the longer term for commercialization. Personnel costs reflect some additional staff, recruiting fees and signing bonuses as key personnel are recruited to manage operations as the Company builds for the future.

Nonoperating Income (Expense) – Three Months Ended September 30, 2014 and 2013

Nonoperating income and (expenses) were $1,542,668 and ($733,378) in the three months ended September 30, 2014 and 2013 respectively. The nonoperating expenses are discussed below.

Gain (Loss) on Financial Instruments

	Three Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Gain (Loss) on Financial Instruments	$1,772,196	$(361,903)	$2,134,099	*

* Not meaningful

Recorded gains or losses on financial instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the financial instrument. Declines in stock price had a significant impact on the fair value of the Financial Instruments creating a gain for the three months ended September 30, 2014.

In the three months ended September 30, 2014 Gains on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants of approximately ($271,000), Round C Warrants of approximately ($295,000) and the Abell Option of approximately ($1,206,000).

In the three months ended September 30, 2013, Losses on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants of approximately ($67,000), Round C Warrants of approximately ($67,000) and the Abell Option of approximately ($227,000)

Interest and Other Expenses

	Three Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Interest & Other Expenses	$(229,528)	$(371,475)	$141,947	-38.21%

Interest & Other Expenses decreased to $229,528 for the three months ended September 30, 2014 from $371,475 for the comparable period in 2013. The decrease is primarily due to the declining balance on the Abell Promissory Note which has been paid in full on August 25, 2014.

Operating Expenses – Nine Months Ended September 30, 2014 and 2013

Our operating expenses totaled $10,218,358 and $15,036,074 in the nine months ended September 30, 2014 and September 30, 2013, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Nine Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Research & Development	$6,820,980	$6,335,026	$485,954	7.67%

Research and development (R&D) expenses increased by approximately $486,000 for the nine months ended September 30, 2014 and 2013. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the Phase IIIb clinical trial and approximately $5.1 million for amortization of intangibles, related to OncoVax® intellectual property, for the nine months ended September 30, 2014 and 2013. The increase is primarily the result of CRO fees to begin the Phase IIIb clinical trial paid during the three months ended September 30, 2014.

General and Administrative Expenses

	Nine Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

General & Administrative	$3,397,378	$8,701,048	$(5,303,670)	-60.95%

General and Administrative expenses decreased for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to the estimated value ($5,954,545) of the Abell Option issued with respect to the Abell Investment Agreement in January 2013 as discussed in Note 3 of the unaudited condensed consolidated financial statements, a decrease in consulting fees of approximately ($252,000), offset by increases in investor relations of approximately ($216,000) and increases in legal fees of approximately ($801,000). Increase in legal fees were primarily to develop a new international entity structure to facilitate a global presence, both in the near term for clinical trial purposes and in the longer term for commercialization.

Nonoperating Income (Expense) – Nine Months Ended September 30, 2014 and 2013

Nonoperating income and (expenses) were $4,559,028 and ($2,093,594) in the nine months ended September 30, 2014 and 2013, respectively. The nonoperating expenses are discussed below.

	Nine Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Gain (Loss) on Financial Instruments	$6,516,834	$(1,585,099)	$8,101,933	*

* Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument. Declines in stock price had a significant impact on the fair value of the Financial Instruments creating a gain for the nine months ended September 30, 2014.

In the nine months ended September 30, 2014 Gains on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants of approximately ($897,000), Round C Warrants of approximately ($1,426,000) and the Abell Option of approximately ($4,224,000) offset by a Loss on the Bridge Loan 2:1 of approximately ($30,000).

In the nine months ended September 30, 2013, Losses on Financial Instruments were attributable to the change in the estimated fair value of the Round C Warrants of approximately ($62,000) ,Abell Warrants of approximately ($327,000), Abell Option of approximately ($807,000) and the Bridge Loan 2:1 of approximately ($389,000) .

Interest and Other Expenses

	Nine Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Interest & Other Expenses	$(1,957,806)	$(508,495)	$(1,449,311)	285.02%

* Not meaningful

Interest expense increased for the nine months ended September 30, 2014 over the same prior year period due to the Contingent Interest Warrants issued to The Abell Foundation, which were expensed as interest expense, for approximately $1.8 million and offset slightly by a reduction in interest expense on the Abell Promissory Note.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the nine months ended September 30, 2014 and 2013 we raised gross proceeds of approximately $12.5 million and $3.2 million, respectively.

	Nine Months Ended September 30,		Change in 2014 v. 2013
	2014	2013	$	%

Net cash used in operating activities	$(8,600,953)	$(3,018,509)	$(5,582,444)	184.94%

Net cash used in investing activities	(10,213)	(5,310)	(4,903)	92.34%

Net cash provided by financing activities	11,073,563	2,929,266	8,144,297	278.03%
Effect of foreign exchange rate changes on cash and equivalents	53,090	40,782	12,308	30.18%
Net increase (decrease) in cash and cash equivalents	$2,515,487	$(53,771)	$2,569,258	*

* not meaningful

Cash & Cash Equivalents

Total cash and cash equivalents were $2,588,583 at September 30, 2014, compared with $60,069 at September 30, 2013, for a increase of $2,528,514. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash. The increase of total cash and cash equivalents at September 30, 2014 over the same period in 2013 is the result of the receipt of the first $10 million tranche in August 2014 under our binding agreement (the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”) under which TIS agreed to purchase up to $80 million of our common stock and units. TIS also has an option expiring February 25, 2015 to purchase an additional $30 million of the Company’s stock, which if exercised, would result in aggregate gross proceeds of $110 million to the Company under the TIS Agreement. The TIS Agreement is described further below.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $8,601,000 and $3,019,000 for the nine months ended September 30, 2014 and 2013 respectively, inclusive of both cash and non-cash adjustments to net losses of $5,659,330 and $17,129,668 for the nine months ended September 30, 2014 and 2013 respectively.

Non-cash adjustments were the driving force in the adjustments with respect to changes in the Gain and Loss of Financial Instruments of approximately $6,500,000 for the nine months ended September 30, 2014, and other stock based expense of approximately $5,900,000 for the nine months ended September 30,2013 related to the Abell Option as described in Note 3 to the attached unaudited condensed consolidated financial statements. These adjustments were offset by increases of stock based compensation of approximately $30,000 and non-cash interest expense of approximately $1,800,000 related to the Abell Note and Warrant Purchase Agreement as described in Note 7 to the attached unaudited condensed consolidated financial statements.

Net Cash Used in Investing Activities

We invested $10,213 and $5,310 in the nine months ended September 30, 2014 and 2013 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

Listed below are key financing transactions entered into by us during 2014:

•	During the nine months ended September 30, 2014 we raised additional capital of approximately $12.8 million through the issuance of 2,337,326 Units Round C, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock). This includes the initial $10 million under the TIS Agreement in August 2014.

•	A principal reduction in the Abell Loan was made in the amount of approximately $1.3 million and the Abell Loan has been paid in full as of August 25, 2014.

•	We also used approximately $29,000 in proceeds for payment of placement agent and finders fees.

Listed below are key financing transactions entered into by us during 2013:

•	During the nine months ended September 30, 2013 we raised additional capital of approximately $3.2 million through the issuance of 587,979 Units common stock (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our Phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of September 30, 2014 we had approximately $2.6 million in cash to fund operations. Our current monthly cash requirement is approximately $725,000.

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

We are continuing our Unit (Round C) offering of common stock and warrants only until the expected second closing under the TIS Agreement. The total offering is for $30,800,000 (or 5,600,000 Units) of which 5,229,454 million Units are being offered for cash and 370,546 Units were offered for cancellation of certain outstanding indebtedness. The Units have a purchase price of $5.50 per Unit and are comprised of one share of Common Stock and one Warrant, exercisable for five years, to purchase three-tenths (0.3) of a share of Common Stock at an exercise price of $6.05 per whole share.

On April 24, 2014 we entered into and on August 22, 2014 we amended, (the “TIS Agreement”), pursuant to which TIS agreed to purchase (a) up to 3,636,364 units Units (Round C), for a total of $20,000,000, in our current Unit (Round C) offering, and (b) up to 10,909,091 shares of our common stock at $5.50 per share, for a total of up to an additional $60,000,000, all in up to five closings, with certain terms and conditions. TIS’ obligation to purchase any Units (or shares of common stock) under the Agreement is subject to the satisfaction of these closing conditions. TIS also has the option to invest an additional $30 million in our common stock at $5.50 per share, until February 25, 2015, which, if exercised, would result in aggregate proceeds of $110 million under the TIS Agreement.

On August 22, 2014, we consummated the first closing under the TIS Agreement under which we issued and sold 1,818,182 Units (Round C) at $5.50 per Unit, for a total of $10,000,001 in our (Round C) Offering resulting in the issuance of 1,818,182 shares of our common stock (plus 50,977 “adjustment” shares of common stock) and warrants to purchase 545,454 shares of our common stock at an exercise price of $6.05 per share. The remaining $70 million will be paid in four separate closings upon completion of certain milestones.

As of the date hereof, we believe we have satisfied the closing conditions to consummate: (a) the second closing under the TIS Agreement (under which TIS is to purchase units for a total of $10,000,000 in our Round C Offering); and (b) the fourth closing under the TIS Agreement (under which TIS is to purchase common stock of the Company for a total of $20,000,000). In late September 2014, the Company verbally notified TIS that it had met the milestone for the second closing and in early October 2014, the Company verbally notified TIS that it had met the milestone with respect to the fourth closing; however, to date, TIS has yet to consummate either the second or fourth closing. The Company has received repeated assurances from a TIS representative that TIS fully intends to meet its obligations under the TIS Agreement. In addition, on November 11, 2014, the Company received a letter from TIS confirming in writing TIS’s confidence that TIS will be in a position to consummate the second closing for $10,000,000 shortly following a TIS member’s receipt of funds from another transaction on or before November 22, 2014 or funding by another TIS member prior to such date. The letter from TIS also indicates a desire on the part of TIS to invest the remaining $60,000,000 shortly after consummation of the second closing (with the final $20,000,000 to be held in escrow pending fulfillment of the milestone contained in the TIS Agreement relating to the first patient receiving the first three doses of OncoVAX, with positive results). Notwithstanding these verbal and written assurances from TIS, the Company has been unable to verify the validity of the TIS assurances or the availability of the funds TIS anticipates using to satisfy its obligations.

We do not have sufficient capital on hand to fund our plan of operations over the next twelve months. In order to address our capital needs, including our planned Phase IIIb clinical trial, we need to consummate the additional closings under the TIS Agreement, under which we would receive an additional $70 million in gross proceeds. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances or if we fail to consummate the additional closings under the TIS Agreement, our operating results and prospects will be adversely affected.

As of September 30, 2014 the Company had cash and cash equivalents of approximately $2.6 million, which had declined to approximately $1.4 million as of October 31, 2014.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To complete the development and commercialization of our product and to continue as a going concern, we will need to raise substantial amounts of additional capital. On April 24, 2014 we entered into, and on August 22, 2014 we amended, a binding agreement (the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”), pursuant to which TIS agreed to purchase up to $80,000,000 of our common stock and warrants, all in up to five closings, subject to certain terms and conditions. TIS also has the option to invest an additional $30,000,000 in our common stock until February 25, 2015, which, if exercised, would result in aggregate proceeds of $110,000,000 under the TIS Agreement. On August 22, 2014, we consummated the first closing under the TIS Agreement under which we issued and sold $10,000,001 of our common stock and warrants. The remaining $70,000,000 is expected to be paid in four separate closings upon the completion of certain milestones.

As of the date hereof, we believe we have satisfied the closing conditions to consummate: (a) the second closing under the TIS Agreement (under which TIS is to purchase units for a total of $10,000,000 in our Round C Offering); and (b) the fourth closing under the TIS Agreement (under which TIS is to purchase common stock of the Company for a total of $20,000,000). In late September 2014, the Company verbally notified TIS that it had met the milestone for the second closing and in early October 2014, the Company verbally notified TIS that it had met the milestone with respect to the fourth closing; however, to date, TIS has yet to consummate either the second or fourth closing. The Company has received repeated assurances from a TIS representative that TIS fully intends to meet its obligations under the TIS Agreement. In addition, on November 11, 2014, the Company received a letter from TIS confirming in writing TIS’s confidence that TIS will be in a position to consummate the second closing for $10,000,000 shortly following a TIS member’s receipt of funds from another transaction on or before November 22, 2014 or funding by another TIS member prior to such date. The letter from TIS also indicates a desire on the part of TIS to invest the remaining $60,000,000 shortly after consummation of the second closing (with the final $20,000,000 to be held in escrow pending fulfillment of the milestone contained in the TIS Agreement relating to the first patient receiving the first three doses of OncoVAX, with positive results). Notwithstanding these verbal and written assurances from TIS, the Company has been unable to verify the validity of the TIS assurances or the availability of the funds TIS anticipates using to satisfy its obligations.

Other than the TIS Agreement, the Company does not have any committed sources of financing and we cannot offer any assurances that additional funding will be available in a timely manner, on acceptable terms or at all. In the event we cannot raise sufficient capital (including, without limitation, in the event TIS fails to meet its obligations under the TIS Agreement), we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through unfavorable arrangements with partners or others that may force us to relinquish rights to certain of our technologies, products or potential markets or that could impose onerous financial or other terms. In addition, if we do not receive the funds from TIS, we may be unable to pay our existing debts or any other obligations as they come due. Furthermore, if we cannot fund our ongoing development and other operating requirements we may no longer be able to continue as a going concern.

As of September 30, 2014 the Company had cash and cash equivalents of approximately $2.6 million, which had declined to approximately $1.4 million as of October 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 2 under our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

2.	See our Current report on Form 8-K dated August 22, 2014 and filed with the SEC on August 25, 2014.

3.	See our Current report on Form 8-K dated September 10, 2014 and filed with the SEC on September 16, 2014.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number

4.1	Form of Warrant (Non US Subscriber) (1)

4.2	Form of Warrant (US Subscriber) (1)

10.1	Amendment to Seventh Amended and restated Proimissory Note dated February 1, 2014

10.2	Amendment to TIS Agreement dated August 22, 2014 (1)

10.3	Intracel Termination Agreement dated August 22, 2014 (1)

10.4	Intracel Right of First Offer Agreement dated August 22, 2014 (1)

10.5	Abell Foundation Letter Agreement dated August 22, 2014 (1)

10.6	Form of Subscription Agreement (Non US Subscriber) (1)

10.7	Form of Subscription Agreement (US Subscriber) (1)

10.8	Rx Trials Master Services Agreement dated September 10, 2014 (2)

10.9	Employment Agreement between Vaccinogen and Andrew Tussing (3)

10.10	Employment Agreement between Vaccinogen and Michael G. Hanna, Jr., Ph.D. (3)

31.1	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Filed as an Exhibit to our Current Report on Form 8-K with the SEC on August 25, 2014.
(2)	Filed as an Exhibit to our Current Report on Form 8-K with the SEC on September 16, 2014.
(3)	Filed as an Exhibit to our Current Report on Form 8-K with the SEC on September 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	November 14, 2014	By:	/s/ Andrew L. Tussing
Andrew L Tussing
President, Chief Executive Officer and acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

