Form 10-Q
period 2015-03-31
VACCINOGEN INC
filed 2015-05-15
CIK 1453001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act. (check one)

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 5, 2015, 36,849,935 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

March 31, 2015

ITEM 1. FINANCIAL STATEMENTS

VACCINOGEN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$3,324,073	$3,040,942
Restricted cash	35,373	39,563
Inventory	99,250	99,250
Prepaid expenses and other current assets	3,833,536	2,910,476
Total Current Assets	7,292,232	6,090,231

Long-Term Assets
Prepaid income taxes	7,772,447	8,575,810
Property and equipment, net	433,010	393,046
Intangible assets, net	54,346,608	56,022,289
Total Long-Term Assets	62,552,065	64,991,145
Total Assets	$69,844,297	$71,081,376

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,182,928	$2,709,551
Financial instruments	4,237,465	1,798,184
Accrued compensation	713,558	653,294
Accrued expenses and other liabilities	609,481	374,106
Obligation under capital lease - current portion	6,138	-
Total Current Liabilities	7,749,570	5,535,135

Long-Term Liabilities
Income tax payable	8,146,394	8,814,027
Notes payable	3,000,000	3,000,000
Accrued interest	886,667	856,666
Deferred rent	33,661	-
Obligation under capital lease	36,005	-
Total Long-Term Liabilities	12,102,727	12,670,693
Total Liabilities	19,852,297	18,205,828

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and oustanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 35,896,752 and 34,962,172 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	3,590	3,496
Additional paid-in capital	169,120,955	164,844,066
Accumulated other comprehensive loss	(200,380)	(165,888)
Accumulated deficit	(118,932,165)	(111,806,126)
Total Stockholders' Equity	49,992,000	52,875,548
Total Liabilities and Stockholders' Equity	$69,844,297	$71,081,376

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

Three months ended March 31,	2015	2014
Revenues	$-	$-

Operating Expenses:
Research and development	2,962,567	2,020,128
General and administrative expenses	1,906,257	707,927

Total Operating Expenses	4,868,824	2,728,055

Loss From Operations	(4,868,824)	(2,728,055)

(Loss) Gain on Financial Instruments	(2,034,948)	1,902,823

Interest Expense and Other Expenses	(86,537)	(852,885)

Net Loss before Income Taxes	$(6,990,309)	$(1,678,117)

Provision for income taxes	(135,730)	-

Net loss available to commmon stockholders	$(7,126,039)	$(1,678,117)

Net loss per common share
Basic	$(0.20)	$(0.05)
Diluted	$(0.20)	$(0.05)

Weighted average shares outstanding
Basic	35,123,483	31,657,798
Diluted	35,123,483	31,657,798

See accompanying notes to unaudited condensed consolidated financial statements.

4

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

Three months ended March 31,	2015	2014

Comprehensive Loss

Net loss	$(7,126,039)	$(1,678,117)
Foreign currency translation adjustments	(34,492)	87

Total Comprehensive Loss	$(7,160,531)	$(1,678,030)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2015

	Stockholders' Equity
	Common Stock		Additional Paid-	Accumulated	Accumulated Other	Total Stockholders'
	Shares	Amount	In Capital	Deficit	Comprehensive Loss	Equity
Balance, January 1, 2015	34,962,172	$3,496	$164,844,066	$(111,806,126)	$(165,888)	$52,875,548
Issuance of common stock for cash	934,580	94	4,245,575	-	-	4,245,669
Stock-based compensation	-	-	31,314	-	-	31,314
Other comprehensive loss	-	-	-	-	(34,492)	(34,492)
Net loss	-	-	-	(7,126,039)	-	(7,126,039)
Balance, March 31, 2015	35,896,752	$3,590	$169,120,955	$(118,932,165)	$(200,380)	$49,992,000

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Three months ended March 31,	2015	2014
Cash Flows From Operating Activities
Net loss	$(7,126,039)	$(1,678,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,499	9,504
Amortization of intangible assets	1,675,680	1,675,816
(Loss) Gain on financial instruments	2,034,948	(1,902,823)
Stock based compensation - employees	31,314	22,603
Non-cash interest expense	-	793,563
Changes in operating assets and liabilities, net:
Accrued interest	30,000	37,711
Accrued taxes payable	(667,633)	-
Changes in restricted cash	4,192	(79)
Prepaid expenses and other assets	(281,112)	106,459
Accounts payable and accrued expenses and liabilities	(358,385)	(606,038)
DEffered rent	(33,661)	-
Net Cash Used In Operating Activities	(4,663,197)	(1,541,401)

Cash Flows From Investing Activities
Purchases of property and equipment	(61,769)	-
Net Cash Used In Investing Activities	(61,769)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock and warrants net of issuance costs	5,000,000	1,999,866
Repayments of related party notes payable	-	(54,099)
Repayments of Abell Loan and Bridge Loan	-	(427,415)
Net Cash Provided by Financing Activities	5,000,000	1,518,352

Impact of foreign currency translation on cash and cash equivalents	8,097	12,520

Net Increase (Decrease) in Cash and Cash Equivalents	283,131	(10,529)
Cash and Cash Equivalents, beginning of period	3,040,942	73,096

Cash and Cash Equivalents, end of period	$3,324,073	$62,567

Supplemental Disclosure of Non-cash information:
Purchase of property and equipment uder capital lease	$43,400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

During September 2014, three new-wholly owned entities were formed by Vaccinogen, Inc. The three entities are Vaccinogen (US) R&D, Inc. a Delaware corporation; Vaccinogen International Partners, Ltd., a Bermuda partnership and Vaccinogen Bermuda, Ltd., a Bermuda company. During January 2015, one new wholly-owned entity, Vaccinogen Ireland R&D Company, Limited was established in Ireland. The purpose of the entities is to facilitate the global commercialization of OncoVAX® and other products as they are developed and marketed by the Company.

2.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of March 31, 2015, the Company had an accumulated deficit of approximately $118.4 million and negative working capital of approximately $0.4 million.  Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has received repeated assurances from a TIS representative that TIS fully intends to meet its obligations under the TIS Agreement. Specifically, on November 11, 2014, the Company received a letter from TIS indicating a desire on the part of TIS to invest the remaining $60,000,000 shortly after consummation of the second closing (with the final $20,000,000 to be held in escrow pending fulfillment of the milestone contained in the TIS Agreement relating to the first patient receiving the first three doses of OncoVax, with positive results). Since receipt of that letter, an additional $10,000,000 investment constituting the second closing has been consummated by a TIS member, bringing the total TIS investment to $20,000,000, without any further investments from TIS members. In more recent communications from TIS, a TIS representative acknowledged that the Company has met the conditions for funding of at least $20,000,000 and re-confirmed that TIS fully intends to meet its obligations under the TIS Agreement to fund the remaining TIS committed investment notwithstanding any conditions to closing. However, the TIS representative has informed the Company that the timing of TIS funding continues to be dependent upon funds TIS members expect to receive from a third party relating to investments made and services provided by TIS members. Notwithstanding these verbal and written assurances from TIS, the Company has been unable to verify the validity of the TIS assurances, the availability of the funds TIS members anticipate using to satisfy their obligations, the timing of the receipt of the funds, or the reliability of the third party from which TIS members expect to receive funds. As of the date hereof, the TIS members' option to invest an additional $30,000,000 (on top of the $80,000,000 committed investment) has expired.

As of May 2015 no additional funding has been received and without additional capital resources and/or a substantial reduction in the Company’s cash requirements the Company does not expect to be able to fund operations beyond June 30, 2015.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, respectively include the accounts of Vaccinogen, Inc. and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements therefore should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Vaccinogen, Inc. and its wholly owned subsidiaries, Vaccinogen BV (a company incorporated in the Netherlands); Vaccinogen (US) R&D, Inc.; Vaccinogen International Partners, LP; and Vaccinogen Bermuda, Ltd.; and Vaccinogen Ireland R&D Company, Ltd. All intercompany balances and transactions have been eliminated in consolidation.

New Accounting Standards

In September 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update define when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The new standard applies prospectively, to annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted. The Company has evaluated the new standard and it is not expected to have an effect on its unaudited condensed consolidated financial statements.

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with ASC No. 360, Property, Plant and Equipment, which requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recorded in the accompanying unaudited condensed consolidated statements of operations.

Capital Leases

Leases in which the Company assumes all the risks and rewards of ownership are classified as capital leases.  Assets acquired under capital lease is stated at the amount equal to the lower of its fair value and the present value of the minimum lease payments at the inception of the lease, less accumulated depreciation.  Depreciation of capital leases is computed using the straight-line method over the shorter of the life of the contract for which the asset was purchased or the lease term.

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company's deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

As of March 31, 2015 and March 31, 2014 the Company recorded a valuation allowance equal to the full recorded amount of the Company's net deferred tax assets since it was not more likely than not that such benefits would be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

As required under ASC 740-270 Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its year-to-date consolidated book pre-tax ordinary income/(loss) before income taxes in determining its provision/(benefit) for income taxes for the three month period ended March 31, 2015.

The tax effect of an uncertain tax position is recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had a greater than 50% likelihood of being realized. As of March 31, 2015 and December 31, 2014 the recorded liability for uncertain tax positions under the measurement criteria of ASC 740, Income Taxes, was $8.1 million and $8.8 million, respectively. This change of $700k is due to the carryback of the 2015 first quarter net operating loss to tax year 2014. Within the next 12 months, management expects a reduction to the recorded liability for uncertain tax positions of approximately $2.3 million. This change is due to the carryback of the projected net operating losses of the remaining 2015 quarters to tax year 2014. The total expected reduction to the recorded liability for uncertain tax positions of approximately $3.0 million is complimented with a corresponding reduction to the prepaid tax asset. The change in uncertain tax positions is not recorded in the consolidated statements of profits and loss as the uncertain tax position is the result of the 2014 intercompany sale of intellectual property. The Company has recorded $55k and $0 in penalties and interest on the unrecognized tax benefit as of March 31, 2015 and December 31, 2014, respectively, as penalties and interest did not begin accruing until the payment due date, excluding income tax extensions, which was March 15, 2015.

It is the Company's accounting policy to account for ASC 740-10 related penalties and interest in other liabilities/expenses and does not include it in the income tax provision of consolidated statements of operations. The Company has identified its U.S. Federal income tax return, its Maryland state return and its Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are open for examination.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments

Warrants and Options Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also issued warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). Between January 2013, and August 2014 the maturity of the Abell Loan was extended on various occasions and additional warrants were issued. The accounting treatment of these extensions is described within Note 9 to these unaudited condensed consolidated financial statements.

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

As of March 31, 2015 and December 31, 2014, the estimated fair value of the Abell Warrants was $814,220 and $438,537, respectively. The Company recorded a loss of $375,683 and a gain of $239,769 for the three months ended March 31, 2015 and 2014, respectively.

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

Round C Warrants

From October 2012 through March 2015, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 5,077,247 shares of common stock were issued through March 31, 2015. Round C Warrants to acquire share of common stock were issued during the three months ended March 31, 2015 and 2014 were 318,182 and 130,389, respectively. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2015 and December 31, 2014, the estimated fair value of the Round C Warrants was $3,423,245 and $1,359,647, respectively. The Company recorded a gain of $1,659,265 and $375,296 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss Per Share

Basic loss per share is determined by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

Three months ended March 31,	2015	2014
Stock Options	173,250	77,000
Abell Investment Option	909,091	934,579
Convertible debt	-	76,923
Restricted stock awards	179,969	134,278
Warrants	5,077,247	3,575,948

Dilutive loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The net loss available to common shareholders is adjusted for gains on financial instruments, as its effect would be anti-dilutive.

	Three months ended March 31, 2015
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(7,126,039)	35,123,483	$(0.20)
Gain on derivatives	-

Dilutive loss per share	$(7,126,039)	35,123,483	$(0.20)

	Three months ended March 31, 2014
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(1,678,117)	31,657,798	$(0.05)
Gain on derivatives

Dilutive loss per share	$(3,580,940)	31,657,798	$(0.05)

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

4. Agreements with Intracel

License Agreement

On October 10, 2007, the Company entered into an agreement (the “License Agreement”) with Intracel Holdings Corporation (“Intracel”), for the exclusive and indefinite rights to license and use the OncoVAX® technology platform. OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to block the return of cancer following surgery. In exchange for the rights to OncoVAX®, the Company (i) agreed to issue equity securities equal to 10% of the fully diluted capitalization of the Company, (ii) assumed liabilities of Intracel to Organon Teknika Corporation (“Organon”) totaling $4.0 million under an October 31, 2007 Letter Agreement between Intracel and Organon (of which $3.0 million remains outstanding) (iii) agreed to pay $450,000 in cash for settling trade payable related to the OncoVAX intellectual property, and (iv) agreed to make royalty payments to Intracel and Organon Teknika Corporation (“Organon”) based on future sales of OncoVAX®. The terms of the securities issued to Intracel provided Intracel with anti-dilution rights with respect to its 10% ownership interest. The License Agreement also contained a provision such that if the Company obtained specified levels of financing in a specified time period, that title to OncoVAX® would transfer to the Company without further consideration. If the Company did not reach the specified levels of financing in the specified period of time, Intracel could cancel the License Agreement and could re-purchase the rights to OncoVAX®. The Company did not obtain the necessary financing in the period specified. See “Asset Transfer Agreement and Stock Exchange Agreement” below for a description of subsequent events.

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

The terms and conditions of the Series B preferred stock provided Intracel with anti-dilution rights with respect to its 20% ownership interest. In addition, the Company agreed that Intracel’s ownership position (and corresponding anti-dilution rights) would increase to 50% upon failure of the Company to meet certain defined milestones (the “Series B Milestones”), which included, but were not limited to, the Company attaining specified levels of additional financing.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

The Company accounted for the acquisition of the rights to the OncoVAX® technology platform under the License Agreement in 2007 and the Asset Transfer Agreement in 2010 as an asset acquisition in accordance with ASC Topic 805, Business Combinations. Furthermore, as described in Note 1 to these unaudited condensed consolidated financial statements, and in accordance with ASC Topic 730, Research and Development, the Company has capitalized the cost of acquiring the rights to the OncoVAX® technology platform as these rights represent intangible assets to be used in research and development activities and for which future alternative uses exist.

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

The Company did not meet these Series B Milestones and consequently, in December 2010, was required to increase Intracel’s total ownership interest in the Company to 50% through the issuance of additional shares of Series B preferred stock.

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

In connection with the Asset Transfer Agreement, the Company entered into an Amendment to License Agreement (the “License Amendment, and together with the License Agreement, the “Amended License Agreement”) upon which significant terms of the License Agreement were terminated except the provision for royalties on future sales and we agreed to certain additional licensing payments. Generally, the royalty provisions on future sales includes an agreement to pay Intracel a running royalty on net sales of the OncoVAX® Program vaccine and related products according to the following schedule: (x) 3% of net sales on the first $350 million of net sales occurring in a calendar year; (y) 4% of that portion of net sales in the calendar year in excess of $350 million and up to and including $750 million and (z) 5% of that portion of net sales in the calendar year in excess of $750 million. The royalty provisions are in effect for as long as the OncoVAX® Program vaccine and related products are being sold by the Company. Additionally, to the extent the Company receives prepayments on future royalties, or other payments that are credible against or in lieu of future royalties (the “Prepaid Royalties), made in respect of OncoVAX® Program vaccine and related products, the Company shall pay a royalty to Intracel at the percentages set forth in the immediately preceding sentence, with net sales being equal to the net sales level that would result in payment of royalties to the Company equal to the Prepaid Royalties. Additionally, the Company agreed to pay Intracel 25% of any and all compensation received by the Company in consideration for licensing or other transfer of rights with respect to certain licensed technology and know-how, but excluding any royalties received on sales that are included under net sales and any Prepaid Royalties.

In consideration of the asset transfer, we also agreed to assume all of Intracel’s obligations to Organon. The liabilities due Organon assumed by us were (A) the remaining $3.5 million (out of $4 million) in settlement payments due Organon from Intracel (plus any accrued interest from the date of the October 31, 2007 letter agreement based on the prime lending rate in effect on the anniversary of such letter agreement), of which $500,000 had been past due and payable, but as of November 1, 2014 was written off as the payment had passed the statute of limitations. The remaining $3,000,000 is due in equal annual payments of $1 million commencing the first year after the first marketing approval of OncoVAX by the FDA or EMA and (B) a royalty of (1) 10% of the net sales of OncoVAX® until the $3.0 million (and accrued interest) settlement payment is paid and (2) 3% for five years thereafter.

In connection with The Investment Syndicate (“TIS”) funding Eighty Million Dollars ($80,000,000) as contemplated by the TIS Agreement, the Company and Intracel entered into Letter Agreement, dated August 22, 2014, pursuant to which both parties agreed that effective automatically at the time TIS pays to the Company the aggregate amount of $80,000,000 in accordance with the TIS Agreement, the Amended License Agreement shall terminate and no longer be of any force or effect, and the Company shall no longer have any obligation to pay Intracel any royalties or other payments under the Amended License Agreement. Additionally, in connection with the TIS Agreement, the Company and Intracel entered into that certain Rights of First Refusal Agreement (the “ROFR Agreement”), dated August 22, 2014, under which the Company agreed to offer any new securities (as defined therein) to Intracel prior to offering them to any new investor. This right provides Intracel with the right to purchase a pro-rata amount of such new securities based on the amount of securities held by Intracel prior to the offering of such new securities. These rights do not apply to the sale of certain exempted securities (as defined therein), or any securities being sold to TIS under the TIS Agreement, unless the terms of the TIS investment are revised to lower the price or in a manner materially adverse to Intracel. The rights under the ROFR Agreement expire upon the first to occur of: (a) an initial public offering (as defined therein); (b) a change of control (as defined therein); (c) liquidation, dissolution or winding up of the business affairs of Intracel; or (d) the listing of any capital stock of the Company on an exchange.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

5. Property and Equipment

Property and equipment consisted of the following:

Period ended	March 31, 2015	December 31, 2014

Machinery and equipment	$706,665	$740,042
Automobile	63,234	-
Leasehold improvements	262,488	258,505
Furniture and fixtures	36,172	31,764
Computers and software	135,741	119,473
	1,204,300	1,149,784

Less accumulated depreciation	(771,290)	(756,738)

	$433,010	$393,046

Depreciation expense was $27,499 and $9,504 for the three months ended March 31, 2015 and 2014, respectively.

6. Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

Intangible assets by major asset class were as follows at March 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(30,165,601)	$54,316,255
Other Intangible Assets	121,944	(91,591)	30,353

	$84,603,800	$(30,257,192)	$54,346,608

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

Intangible assets by major asset class were as follows at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(28,490,967)	$55,990,889
Other Intangible Assets	121,944	(90,544)	31,400

	$84,603,800	$(28,581,511)	$56,022,289

The amortization expense for intangible assets was approximately $1.7 million for the three months ended March 31, 2015 and 2014. The weighted average amortization period for intangible assets was 12.6 years.

The estimated future amortization relating to all intangible assets that are recorded in the unaudited condensed consolidated balance sheets as of March 31, 2015 is as follows:

Years ending December 31,

2015	$5,026,835
2016	6,702,449
2017	6,702,449
2018	6,702,449
2019	6,702,449
Thereafter	22,509,977

$54,346,608

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2015	December 31, 2014

Prepaid Clinical Trial expense	$3,179,622	$2,477,571
Prepaid Other	653,914	432,905
	$3,833,536	$2,910,476

The prepaid balance for 2015 and 2014 consists primarily of payments made under the Company’s contract with RXTRIALS, Inc. d/b/a OnPoint CRO of approximately $3.0 million. The prepaid balance will be expensed as services are rendered.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable

Notes payable at March 31, 2015 and December 31, 2014 represents payable to Organon, currently owned by Merck & Co, Inc., manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”). Of the $4.0 million due to Organon, $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments (with $500,000 (plus accrued interest) payable the first year but no later than one year after the License Agreement date of October 31, 2007. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $30,000 and $35,000 for the three months ended March 31, 2015 and 2014, respectively. The accrued interest on this obligation is included on the unaudited condensed consolidated balance sheets as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property.

While the Company did not pay the $500,000 installment due one year after the License Agreement, no event of default has been declared by Organon or its successors including Merck & Co, Inc. and the statute of limitations expired on November 1, 2014. As of that date, the $500,000 installment due was included in Other Income and the related accrued interest of $140,000 was recorded as a reduction in interest expense. Since payments are subject to future events which will not occur within the next twelve months, the principal and accrued interest has been classified as a long term liability in the accompanying unaudited condensed consolidated balance sheets.

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		March 31, 2015
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$814,220	$-	$-	$814,220
Round C Warrants	3,423,245	-	-	3,423,245

	$4,237,465	$-	$-	$4,237,465

		December 31, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$438,537	$-	$-	$438,537
Round C Warrants	1,359,647	-	-	1,359,647

	$1,798,184	$-	$-	$1,798,184

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the fair value measurements from January 1, 2015 to March 31, 2015:

	Abell Warrants	Round C Warrants

Balance, January 1, 2015	$438,537	$1,359,647
Issuance of securities	-	404,333
Fair value change included in earnings	375,683	1,659,265

Balance, March 31, 2015	$814,220	$3,423,245

The following is a reconciliation of the fair value measurements from January 1, 2014 to December 31, 2014.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, January 1, 2014	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	37,529	2,025,313	-	-
Repayment/extinguishment of debt	-	-	(1,100,000)	(3,168,224)
Fair value change included in earnings	(1,214,827)	(2,462,093)	110,000	(4,224,304)

Balance, December 31, 2014	$438,537	$1,359,647	$-	$-

Quantitative Information

Quantitative information as of March 31, 2015 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Level 3 - Significant Unobservable Inputs
Description	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Abell Warrants	$814,220	Black-Scholes	Strike price Equity volatility	N/A
Round C Warrants	$3,423,245	Black-Scholes	Strike price Equity volatility	N/A

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

	Abell Warrants		Round C Warrants
Three months ended March 31,	2015	2014	2015	2014

Volatility	93%	85%	85% - 86%	85%
Exercise price	$4.55	$4.55	$5.88	$5.88
Stock price at March 31	$3.90	$6.50	$3.90	$6.50
Risk free interest rate	1.94%	2.66% - 2.77%	0.75% - 1.31%	1.12% - 1.73%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	2.57 - 4.74	3.7 -5.0

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

Disclosure of the Fair Value of Financial Instruments

Cash and cash equivalents and accounts payable, are carried at amounts that approximate their fair values due to the short term nature of these financial instruments. The fair value of the Organon Obligation approximates its carrying value as the note repayment schedule is contigent on future events, which are indeterminable.

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

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through March 31, 2015 have been issued adjustment shares, including 25,489 adjustment shares issued for the three months ended March 31, 2015. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the periods ended March 31, 2015 and December 31, 2014.

The Company has closed the Round C Private Placement Offering of $30,800,000 (5,600,000 Units) as of January 31, 2015.

11. Stock-Based Compensation

Restricted Stock

For the service period of August 2010 through December 2014, the Company authorized 179,969 shares of restricted common stock to directors. As of the date hereof, in lieu of restricted common stock, the Company has authorized 179,969 shares of common stock.

The Company records compensation expense for the award of restricted stock based upon the awards fair value determined as the difference in the estimated fair value of the Company’s common stock and the price paid by the employee, if any, generally on the date of grant. The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period. No compensation expense related to awards with service based vesting was recorded for the three months ended March 31, 2015 and 2014.

The following table summarizes activity related to restricted-stock awards for the three months ended March 31, 2015 and 2014. The weighted average fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the value of the Company’s common stock on such date.

Three months ended March 31,	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	179,969	$3.36	134,278	$3.91
Granted	-	$-	-	$-
Vested	-	$-	-	$-
Forfeitures	-	$-	-	$-

Balance, March 31	179,969	$3.36	134,278	$3.91

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2015 and 2014, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 179,969 shares and 134,278 shares, respectively, of common stock was approximately $604,000 and $524,000 respectively. The nonvested restricted stock awards have a weighted average remaining contractual term of 6.43 years as of March 31, 2015. No awards vested during the three months ended March 31, 2015 and 2014.

Stock Option Pool

The Company recorded stock-based compensation in the amount of $31,314 and $22,603 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, $867 and $4,777 was allocated to General & Administrative expense with $30,447 and $17,826 was allocated to Research & Development, respectively.

Total compensation cost for unvested stock option awards outstanding at March 31, 2015 was approximately $513,297 to be recognized over approximately 2.6 years.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The significant assumptions for options issued in 2015, used in this model include:

Annual Dividend	-
Expected life (in years)	6.25 – 10.00
Risk free interest rate	1.35% - 2.17%
Expected volatility	80%

The following table summarizes the Stock Option pool activity for the three months ended March 31, 2015 and 2014 :

	2015			2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, January 1	177,000	$6.44	-	77,000	$7.00	3.45
Granted	-	$-	-	-	$-	-
Forfeited	(3,750)	$7.00	-	-	$-	-
Balance, March 31	173,250	$5.06	8.54	77,000	$7.00	3.20

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services.  As of March 31, 2015 and 2014 there are 820,575 and 785,575, respectively, warrants issued and outstanding with exercise prices ranging from $1.00 to $7.50. To date, all warrants have been issued with the exercise price at least equal to the then estimated fair value of the underlying security, and had contractual terms ranging from 2.5 to 7.5 years.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock purchase warrant activity for the three months ended March 31, 2015 and 2014 :

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	820,575	$1.60	785,575	$1.48
Granted	-	$-	-	$-

Balance, March 31	820,575	$1.60	785,575	$1.48

The following table summarizes information on warrants outstanding as of March 31, 2015:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.80	$1.00
$5.50	80,000	3.49	$5.50
$7.50	35,000	4.09	$7.50

Total	820,575	1.89	$1.72

12. Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2018. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $69,633 and $40,591 for the three months ended March 31, 2015 and 2014, respectively.

Minimum future lease payments under non-cancelable operating lease at March 31, 2015 are as follows:

For year ended	Amount
2015	$152,121
2016	210,170
2017	214,297
2018	89,951
Total	$666,539

Royalty Agreement with Intracel

Pursuant to the Amended License Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Royalty Bearing Products (as defined): (i) 3% of net sales on the first $350.0 million of Net Sales of Colon Cancer Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $350.0 million and up to and including $750.0 million and (iii) 5% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $750.0 million.

VACCINOGEN INC. AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

On August 22, 2014 Intracel and Vaccinogen entered into a Letter Agreement, whereby the Amended License Agreement will terminate and no longer be of any force or effect once TIS invests in Vaccinogen the aggregate amount of $80,000,000. Vaccinogen shall no longer, from that point, have any obligation to pay to Intracel any royalties or other payments under the Amended License Amendment.

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

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as it believes that it should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the March 31, 2015 exchange rate would have a USD equivalent of approximately $71,000. There has been no expense accrued on the accompanying unaudited condensed consolidated financial statements.

13. Supplemental Disclosure of Cash Flow Information

For the three months ended March 31, 2015 and 2014 the Company paid interest costs of approximately $1,044 and $23,500, respectively.

From January 1, 2015 through March 31, 2015, the Company raised additional capital totaling approximately $5.0 million (net of issuance costs) from the issuance of 909,091 shares of Common Stock, 25,489 adjustment shares and additional Round C warrants to purchase 272,727 shares of common stock. The Company allocated approximately $4.2 million of the total 2015 proceeds to the common stock and approximately $0.5 million of the total proceeds to the common stock warrants.

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

14. Subsequent Events

On April 20, 2015 the Rule 16b-3 Committee, a subcommittee of the Compensation Committee of the Board of Directors of Vaccinogen, Inc. approved by unanimous consent various equity awards. Retainer shares (14,326) were issued to several non-employee directors for services during the period of September 1, 2014 to April 13, 2015. One time option awards (145,000) to non-employee directors and a founder’s option (1,493,374) were issued to Andrew L. Tussing. Restricted shares totaling 845,031 were awarded to Andrew L. Tussing and Michael G. Hanna, Jr.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview — Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook — Discussion of what we view as the overall trends affecting our business and the strategy for 2015 and beyond.

•	Critical Accounting Policies— Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations— Analysis of our financial results comparing 2015 and 2014.

•	Liquidity and Capital Resources— An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Overview

We are a biotechnology company founded in 2007 relying on over three decades of prior research by Dr. Michael G. Hanna, Jr., our director and Special Advisor to the Chief Executive Officer of the Company and his colleagues into combating cancer by using the body’s own immune system. Vaccinogen is the developer of OncoVAX®, which we believe is the only patient specific immunotherapy for Stage II colon cancer and our technology may also have application in other tumor types, notably melanoma and renal cell carcinoma.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after we make our first sale of securities pursuant to a registration statement filed with the SEC, although circumstances could cause us to lose that status earlier.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies.

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO”) in an effort to achieve the following:

1.	Complete our Autologous Colon Tumor Immunotherapy Validation Experiment (“Active”) in our pivotal phase IIIb clinical trial of OncoVAX®, an autologous cancer vaccine which prevents the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior phase IIIa study which study we believe demonstrated a 61% improvement in relative risk of recurrence and a 54% reduction in the relative risk of death in stage II patients as compared to surgery alone. The Company began its preparation for the phase IIIb clinical trial in September 2014. The Company also selected RXTRIALS, INC d/b/a as OnPoint CRO as its CRO to provide services of site selection, clinical operations, project management and trial enrollment for our phase IIIb clinical trial.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories.

3.	Investigate the role of OncoVAX® treatment in additional carcinomas with high post-surgical recurrence rates.

4.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibody (“HuMab”) technology.

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

This study will be carried out under a SPA that was negotiated with the FDA in 2010. An SPA granted by the FDA provides a mechanism for the sponsors and the FDA to reach agreement on size, execution and analysis of a clinical trial that is intended to form the primary basis for regulatory approval. The primary endpoint of this pivotal phase IIIb trial is recurrence-free survival (“RFS”) with an interim analysis after 70 “events,” and a final primary analysis three years following completed enrollment. “Events” are incidents of either recurrent disease or death. The study is powered at 90% to detect a 50% improvement in RFS versus resection only for final analysis with an adjustment for interim analysis. The power calculations in the study assume an event rate and distribution that match those observed in the 8701 phase IIIa study. If the statistical probability of an significant increase in the recurrence free survival rate is achieved at the interim analysis, the Biologics License Application (“BLA”) can be filed with the FDA’s center for Biologics Evaluation and Research (“CBER”) at that point. Past clinical trials using the optimal regimen with four immunizations will be accepted as supportive studies during the FDA review of the BLA.

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

It is important to emphasize that the FDA has agreed that RFS is the most appropriate endpoint to evaluate a trial in Stage II colon cancer. The alternative in cancer studies is often overall survival (“OS”). An OS endpoint has several drawbacks in this case. The average age of patients presenting with colon cancer is 65 years, so deaths from causes other than the tumor will dilute the outcome in both arms. Patients in either arm whose disease recurs will receive chemotherapy and other treatments for their metastatic disease, and the success of these treatments will dilute the impact of earlier therapies such as OncoVAX® on OS. From a patient perspective, being disease free is clearly a meaningful endpoint.

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

The carrying value of the Company’s intangible assets is $54,346,608 and $56,022,289 as of March 31, 2015 and December 31, 2014, respectively. Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares cash flows, undiscounted, for each asset or asset group. The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist. If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present. If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated sum of undiscounted cash flows of the asset or asset group.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of March 31, 2015. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through March 31, 2015, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Our Abell Warrants, Round C Warrants (as described in Note 3 to the Notes to the unaudited condensed consolidated financial statements) Bridge Loan and Abell Investment Option obligations are considered Level 3.

For a further discussion regarding fair value measurements, see Note9 on Fair Value in the Notes to unaudited condensed consolidated financial statements.

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

Results of Operations

Consolidated Statements of Operations Data

	Three Months Ended March 31
	2015	2014
Revenues	$-	$-

Operating Expenses:
Research and development	2,962,567	2,020,128
General and administrative expenses	1,906,257	707,927

Total Operating Expenses	4,868,824	2,728,055

Loss From Operations	(4,868,824)	(2,728,055)

(Loss) Gain on Financial Instruments	(2,034,948)	1,902,823

Interest Expense and Other Expenses	(86,537)	(852,885)

Net Loss Before Income Taxes	$(6,990,309)	$(1,678,117)

Provision for income taxes	(135,730)	-

Net Loss	$(7,126,039)	$(1,678,117)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended March 31, 2015 and 2014

Our operating expenses totaled $4,868,824 and $2,728,055 in the three months ended March 31, 2015 and 2014, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended March 31,		Change in 2015 v. 2014
	2015	2014	$	%

Research & Development	$2,962,567	$2,020,128	$942,439	46.65%

Research and development (R&D) expenses increased approximately $942,000, or 46.65% for the three months ended March 31, 2015 compared with the same period in 2014. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the phase IIIb clinical trial and approximately $1.7 million for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended March 31, 2015 and 2014. The increase is entirely the result of CRO fees to begin the phase IIIb clinical trial.

General and Administrative Expenses

	Three Months Ended March 31,		Change in 2015 v. 2014
	2015	2014	$	%

General & Administrative	$1,906,257	$707,927	$1,198,330	169.27%

General and administrative expenses increased by approximately $1,198,000 in the three months ended March 31, 2015 over the three months ended March 31, 2014. The increase was primarily attributable to increases in professional expenses: primarily legal fees ($672,000), accounting ($157,000) and public relations ($79,000); personnel expenses ($155,000) and occupancy ($89,000) due to the ramp up into the clinical phase of development into commercialization. These increases were only partially offset by decreased consulting expenses ($51,000).

Nonoperating Income (Expense) – Three Months Ended March 31, 2015 and 2014

Nonoperating income and (expense) were ($2,121,485) and $1,049,938 in the three months ended March 31, 2015 and 2014 respectively. The nonoperating expenses are discussed below.

(Loss) Gain on Financial Instruments

	Three Months Ended March 31,		Change in 2015 v. 2014
	2015	2014	$	%

(Loss) Gain on Financial Instruments	$(2,034,948)	$1,902,823	$(3,937,771)	*

* Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument.

Loss on Financial Instruments were generated due to changes in the estimated fair value during the three months ended March 31, 2015. Gains were recorded for the Round C Warrants in the amount of approximately $1,659,000 and the Abell Warrants of $376,000.

In the three months ended March 31, 2014 Gain on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($239,769), Round C Warrants ($375,296) and the Abell Option ($1,317,758). Losses were recorded for The Bridge Loan ($30,000).

Interest and Other Expenses

	Three Months Ended March 31,		Change in 2015 v. 2014
	2015	2014	$	%

Interest & Other Expenses	$86,537	$852,885	$(766,348)	-89.85%

Interest & Other Expenses decreased to $86,537 for the three months ended March 31, 2015 from $852,885 for the comparable period in 2014. The decrease is primarily due to 2014 non-cash interest expense relating to the issuance of contingent warrants Under the Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $794,000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the three months ended March 31, 2015 and 2014 we raised gross proceeds of approximately $5.0 million and $2.0 million, respectively.

	Three Months Ended March 31,		Change in 2015 v. 2014
	2015	2014	$	%
Net cash used in operating activities	$(4,663,197)	$(1,541,401)	$(3,121,796)	202.53%
Net cash used in investing activities	(61,769)	-	(61,769)	100.00%
Net cash provided by financing activities	5,000,000	1,518,352	3,481,648	229.30%
Effect of foreign exchange rate changes on cash and equivalents	8,097	12,520	(4,423)	-35.33%
Net increase (decrease) in cash and cash equivalents	$283,131	$(10,529)	$293,660	*

Cash & Cash Equivalents

Total cash and cash equivalents were $3,324,073 at March 31, 2015, compared with $62,567 at March 31, 2014, for a increase of $3,261,506. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash. The increase of total cash and cash equivalents at March 31, 2015 over the same period in 2014 is due to an increase in capital raised of approximately $5 million and $2 million for the three months ended March 31, 2015 and 2014, respectively.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $4,663,000 and $1,541,000 for the three months ended March 31, 2015 and 2014 respectively, inclusive of both cash and non-cash adjustments to net losses of $7,126,039 and $1,678,117 for the three months ended March 31, 2015 and 2014 respectively.

Non-cash adjustments to the net loss for the three months ended March 31, 2015 include a Loss on Financial Instruments, approximately $2,035,000, and Amortization of intangible assets, approximately $1,676,000, only partially offset by an increase in Prepaid expenses and other assets, primarily the Rx Trials, Inc. trial payments, approximately ($281,000), Accrued Taxes Payable ($668,000) and a paydown of Accounts payable, approximately ($358,000).

Non-cash adjustments to the net loss for the three months ended March 31, 2014 include Amortization of intangible assets, approximately $1,676,000, and Non-cash interest expense, primarily interest on the Abell Option, approximately $794,000, substantially offset by a Gain on Financial Instruments, approximately ($1,903,000), and a paydown of Accounts payable ($606,000).

Net Cash Used in Investing Activities

We invested $61,769 and $0 in the three months ended March 31, 2015 and 2014 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

During the three months ended March 31, 2015 we raised additional capital of approximately $5.0 million through the issuance of 909,091 Round C Units, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

During the three months ended March 31, 2014 we raised additional capital of approximately $2.0 million through the issuance of 386,103 Round C Units, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock) only partially offset by a principal reduction payment made on the Abell Loan, approximately ($427,000).

Future Liquidity & Needs

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities to fund our operations. As of March 31, 2015 we had approximately $3.0 million in cash to fund operations. Our current monthly cash requirement is approximately $1,000,000. As of May 2015 no additional funding has been received and without receipt of additional capital resources and/or a substantial reduction in the Company’s cash requirements, the Company does not expect to fund operations beyond June 30, 2015.

We have recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding our ability to remain in operation at our current level. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our audited consolidated financial statements at December 31, 2014 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on our financial position or results of operations.

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

Not Applicable.

ITEM 6 – EXHIBITS

Exhibit Number

4.1	Warrant, dated January 28, 2015, in favor of Anders Halldin (1)

10.1	Lease Agreement, dated January 6, 2015, by and between Vaccinogen, Inc. and 1001 Fell Street Limited Partnership, LP (2)

10.2	Subscription Agreement, dated January 28, 2015, between Vaccinogen, Inc. and Anders Halldin (1)

10.3	Vaccinogen, Inc. 2015 Stock Incentive Plan (3)

10.4	Form of Restricted Stock Agreement (3)

10.5	Form of Non-Statutory Stock Option Agreement (3)

31	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (4)

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (4)

101	The following materials from Vaccinogen, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, Formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheet; (2) Unaudited Condensed Consolidated Statements of Operations; (3) Unaudited Condensed Consolidated Statements of Comprehensive Loss; (4) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Unaudited Condensed Consolidated Statements of Cash Flow; and (6) Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 30, 2015.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 12, 2015.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on February 20, 2015
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	May 15, 2015	By:	/s/ Andrew L. Tussing
Andrew L Tussing
President, Chief Executive Officer and acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

