Form 10-Q
period 2015-06-30
VACCINOGEN INC
filed 2015-08-14
CIK 1453001

UNITED STATES securities and exchange commission

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

__________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act (check one).

Large accelerated filter	☐	Accelerated filter ☐

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

As of August 10, 2015, 36,931,533 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

  June 30, 2015

ITEM 1. FINANCIAL STATEMENTS

VACCINOGEN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015
	(Unaudited)	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$928,130	$3,040,942
Restricted cash	36,452	39,563
Inventory	98,125	99,250
Prepaid expenses and other current assets	4,031,595	2,910,476
Total Current Assets	5,094,302	6,090,231

Long-Term Assets
Prepaid income taxes	6,884,163	8,575,810
Property and equipment, net	416,032	393,046
Intangible assets, net	52,670,996	56,022,289
Total Long-Term Assets	59,971,191	64,991,145

Total Assets	$65,065,493	$71,081,376

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,364,029	$2,709,551
Financial instruments	2,571,535	1,798,184
Accrued compensation	715,459	653,294
Accrued expenses and other liabilities	647,218	374,106
Obligation under capital lease - current portion	6,076	-
Total Current Liabilities	7,304,317	5,535,135

Long-Term Liabilities
Income tax payable	7,408,899	8,814,027
Notes payable	3,000,000	3,000,000
Accrued interest	920,000	856,666
Deferred rent	66,860	-
Obligation under capital lease	36,690	-
Total Long-Term Liabilities	11,432,449	12,670,693
Total Liabilities	18,736,766	18,205,828

Commitments and Contigencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and oustanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 36,912,595 and 34,962,172 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	3,691	3,496
Additional paid-in capital	174,991,669	164,844,066
Accumulated deficit	(128,445,275)	(111,806,126)
Accumulated other comprehensive loss	(221,358)	(165,888)
Total Stockholders' Equity	46,328,727	52,875,548
Total Liabilities and Stockholders' Equity	$65,065,493	$71,081,376

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	3,461,816	2,102,699	6,424,382	4,122,828
General and administrative expenses	7,396,248	986,842	9,302,506	1,694,768

Total Operating Expenses	10,858,064	3,089,541	15,726,888	5,817,596

Loss From Operations	(10,858,064)	(3,089,541)	(15,726,888)	(5,817,596)

Gain (Loss) on Financial Instruments	1,665,930	2,841,816	(369,018)	4,744,639

Interest Expense & Other Expenses	(170,182)	(875,395)	(256,719)	(1,728,280)

Net Loss before Income Taxes	(9,362,316)	(1,123,120)	(16,352,625)	(2,801,237)

Provisions for income taxes	(150,794)	-	(286,524)	-

Net loss available to commmon stockholders	$(9,513,110)	$(1,123,120)	$(16,639,149)	$(2,801,237)

Net loss per common share
Basic	$(0.26)	$(0.04)	$(0.47)	$(0.09)
Diluted	$(0.26)	$(0.12)	$(0.47)	$(0.24)

Weighted average shares outstanding
Basic	36,690,712	32,048,075	35,556,995	31,777,420
Diluted	36,690,712	32,048,075	35,556,995	31,777,420

See accompanying notes to unaudited condensed consolidated financial statements.

4

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Comprehensive Loss

Net loss	$(9,513,110)	$(1,123,120)	$(16,639,149)	$(2,801,237)
Foreign currency translation adjustments	(20,977)	2,946	(55,470)	3,033

Total Comprehensive Loss	$(9,534,087)	$(1,120,174)	$(16,694,619)	$(2,798,204)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2015

	Stockholders' Equity
	Common Stock					Total
	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity

Balance, January 1, 2015	34,962,172	$3,496	$164,844,066	$(111,806,126)	$(165,888)	$52,875,548
Issuance of common stock for cash	934,580	94	4,245,575	-	-	4,245,669
Stock-based compensation	1,015,843	101	5,829,129	-	-	5,829,230
Service-based warrants	-	-	72,899	-	-	72,899
Other comprehensive income	-	-	-	-	(55,470)	(55,470)
Net Loss	-	-	-	(16,639,149)	-	(16,639,149)
Balance, June 30, 2015	36,912,595	$3,691	$174,991,669	$(128,445,275)	$(221,358)	$46,328,727

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30,	2015	2014

Cash Flows From Operating Activities
Net loss	$(16,639,149)	$(2,801,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,131	22,940
Amortization of intangible assets	3,351,293	3,351,633
Loss (gain) on financial instruments	369,018	(4,744,639)
Stock based compensation - employees	5,829,230	33,669
Warrants issued for services	72,899	73,814
Non-cash interest expense	-	1,640,570
Changes in operating assets and liabilities, net:
Accrued interest	63,333	69,870
Prepaid income tax	1,691,646	-
Accrued taxes payable	(1,405,128)	-
Changes in restricted cash	3,110	(133)
Inventory	1,125	-
Prepaid expenses and other assets	(854,497)	5,687
Accounts payable and accrued expenses and liabilities	723,136	496,332
Defered Rent	66,860	-
Net Cash Used In Operating Activities	(6,669,993)	(1,851,494)

Cash Flows From Investing Activities
Purchases of property and equipment	(73,800)	(1,500)
Net Cash Used In Investing Activities	(73,800)	(1,500)

Cash Flows From Financing Activities

Proceeds from issuance of common stock and warrants net of issuance costs	4,650,000	2,405,000
Repayments of related party notes payable	-	(44,099)
Repayments of Abell Loan and Bridge Loan	-	(557,101)
Net Cash Provided by Financing Activities	4,650,000	1,803,800

Impact of foreign currency translation on cash and cash equivalents	(19,019)	12,371

Net Decrease in Cash and Cash Equivalents	(2,112,812)	(36,823)
Cash and Cash Equivalents, beginning of period	3,040,942	73,096

Cash and Cash Equivalents, end of period	$928,130	$36,273

Supplemental Disclosure of Non-Cash Information:
Purchase of property and equipment under capital lease	$43,400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of June 30, 2015, the Company had an accumulated deficit of approximately $128.4 million and negative working capital of approximately $2.2 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Except for the short-term loan referenced below, since January 28, 2015 and as of August 14, 2015, no additional funding has been received and without receipt of additional capital resources and/or a substantial reduction in the Company’s cash requirements, the Company does not expect to be able to fund operations beyond September 30, 2015. The Company’s ability to continue to fund operations until September 30, 2015 assumes the Company is able to continue to delay payments consistent with its practices described below.

The Company incurred significant operating losses and negative cash flows since inception. The Company does not expect to be profitable in the next several years, but rather expect to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for its phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. The Company relies on cash balances, the proceeds from the offering of its securities and debt financing to fund its operations. As of June 30, 2015 the Company had approximately $0.9 million in cash to fund operations. Without delaying the payment of expenses, the Company’s current monthly cash requirement has been and continues to be approximately $1,000,000. Notwithstanding this cash requirement and as a result of delayed payment of expenses, immediately prior to receipt of the funds under the loan discussed below, the Company had approximately $250,000 of cash on hand.

As discussed in more detail below in Note 14 “Subsequent Events”, the Company received an unsecured loan in the principal amount of $800,000. The loan accrues interest at 9% per annum and is required to be repaid in full by the Company, plus accrued interest, by November 10, 2015. As of August 12, 2015, including the proceeds of this loan, the Company had approximately $1.04 million of cash on hand.

The Company has recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding its ability to remain in operation at its current level without additional debt or equity financing. The report of BDO USA, LLP, the Company’s independent registered accounting firm, with respect to the Company’s audited consolidated financial statements at December 31, 2014 contains an explanatory paragraph as to the Company’s potential inability to continue as a going concern. Additionally, this may adversely affect the Company’s ability to obtain new financing on reasonable terms or at all.

In April 2014, the Company entered into a binding agreement (as amended, in August 2014, the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”) under which TIS members agreed to purchase up to $80 million of the Company’s common stock and warrants, all in up to five closings, subject to certain terms and conditions. To date, a total of $20 million in equity financing has closed following Vaccinogen’s satisfaction of certain closing conditions. The TIS Agreement calls for the remaining $60 million to be paid in three separate closings upon the completion of certain milestones.

The lead TIS representative continues to indicate the desire of an existing TIS member to meet the funding obligations of TIS. Nevertheless, management has significant doubt that the existing TIS member will be able to meet the TIS funding obligations in the manner and timeframe required to address the Company’s capital needs. As previously disclosed, the TIS representative has informed the Company that the timing of the TIS funding expected to be led by such TIS member continues to be dependent upon funds the TIS member expects to receive from a third party relating to investments made and services provided by the TIS member. Notwithstanding the verbal and written assurances from TIS, that such funding will be forthcoming, given the continued and substantial delays in receiving funds, Company management is operating under the assumption that funding from this source will not be received in a manner needed to address the Company’s current capital needs and the Company will have to find other sources of funding.

The Company is currently in discussions with other parties considering debt and equity financings. One potential source of equity financing would be made pursuant to the terms of the TIS Agreement, but the investment would be made by a new TIS member. The Company, TIS and the potential investor have been in discussions regarding a possible investment since May of 2015 and such potential investor has expressed an interest in becoming a member of TIS and funding the remaining $60 million due under the TIS Agreement. Such funding source has also indicated an interest in making an investment beyond the $60 million investment.

In addition, the Company is also seeking other sources of funding, including short-term debt financing. Concurrent with the above referenced potential equity financing through the TIS Agreement, the Company is engaged in discussions with possible sources of additional short-term debt financing.

The above referenced equity and debt financing opportunities might not be available to the Company, when needed, on acceptable terms, or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, it will not be able to continue its operations. The Company does not currently have sufficient capital to fund its plan of operations beyond September 30, 2015.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, respectively include the accounts of Vaccinogen, Inc. and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements therefore should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Capital Leases

Leases in which the Company assumes all the risks and rewards of ownership are classified as capital leases. Assets acquired under capital lease are stated at the amount equal to the lower of its fair value and the present value of the minimum lease payments at the inception of the lease, less accumulated depreciation.  Depreciation of capital leases is computed using the straight-line method over the shorter of the life of the contract for which the asset was purchased or the lease term.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2015 and December 31, 2014 the Company recorded a valuation allowance equal to the full recorded amount of the Company's net deferred tax assets since it was not more likely than not that such benefits would be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

As required under ASC 740-270 Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its year-to-date consolidated book pre-tax ordinary income/(loss) before income taxes in determining its provision/(benefit) for income taxes. The Company recorded a provision for income taxes of approximately $0.2 million and $0.3 million for the three month period ended June 30, 2015 and the six month period ended June 30, 2015, respectively.

The tax effect of an uncertain tax position is recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had a greater than 50% likelihood of being realized. As of June 30, 2015 and December 31, 2014 the recorded liability for uncertain tax positions under the measurement criteria of ASC 740, Income Taxes, was approximately $7.4 million and $8.8 million, respectively. This change of $1.4 million is comprised of the benefit of the carryback of the 2015 first and second quarter net operating losses to tax year 2014, a year-to-date benefit of approximately $1.4 million, and the benefit of the abatement on June 8, 2015 by the Internal Revenue Service for previously accrued penalties assessed for late filing of foreign informational reporting forms for tax years 2009 and 2011, second quarter benefit of $60,000, $30,000 per tax year. Within the next 12 months, management expects a reduction to the recorded liability for uncertain tax positions of approximately $1.5 million. This change is due to the carryback of the projected net operating losses of the remaining 2015 quarters to tax year 2014. The total expected reduction to the recorded liability for uncertain tax positions related to the intercompany sale of intellectual property of approximately $2.9 million is complimented with a corresponding reduction to the prepaid tax asset. This change in uncertain tax positions is not recorded in the consolidated statements of profits and loss as the uncertain tax position is the result of the 2014 intercompany sale of intellectual property. The Company reports the accrued penalties for late filings of foreign informational returns as other liabilities. The total expected reduction of $60,000 related to assessed penalties is recorded in the consolidated statements of profit and loss. The Company has recorded approximately $0.3 million and $0 in penalties and interest on the unrecognized tax benefit as of June 30, 2015 and December 31, 2014, respectively. The penalties and interest recorded on the unrecognized tax benefit relate solely to the intercompany sale of intellectual property.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Financial Instruments

Warrants and Options Accounted for as Liabilities

Abell Warrants

In October 2011, the Company entered into a borrowing arrangement with The Abell Foundation (“Abell”). In connection with that arrangement, the Company also agreed to issue warrants (the “Abell Warrants”) exercisable into common stock of the Company. In February 2012, the Company and Abell amended the agreement to provide for additional borrowings (the “Abell Loan”). Between January 2013 and August 2014, the maturity of the Abell Loan was extended on various occasions and additional warrants were issued.

In connection with the promissory note issued to The Abell Foundation, the Company granted The Abell Foundation a security interest in its patents related to OncoVAX®. The promissory note was paid in full on August 25, 2014 and Abell released its security interest in Vaccinogen’s patents.

The number of shares issuable pursuant to the Abell Warrants is based upon a fixed amount of $1.1 million divided by 85% of the per share price of stock sold in the next qualifying round of venture capital financing where the total proceeds are at least $35 million. The Abell Warrants have a contractual term of 10 years and will be fully vested upon issuance.

As of June 30, 2015 and December 31, 2014, the estimated fair value of the Abell Warrants was $564,259 and $438,537, respectively. The Company recorded a gain of $249,961 and a loss of $125,722 for the three and six months ended June 30, 2015 respectively.

The Company recorded a gain of $385,667 and $625,436 for the three and six months ended June 30, 2014 respectively.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Round C Warrants

From October 2012 through March 2015, the Company issued warrants to certain investors in the common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 5,077,247 shares of common stock were issued through June 30, 2015. Round C Warrants to acquire share of common stock were issued during the six months ended June 30, 2015 and 2014 were 318,182 and 156,910, respectively. The Round C Warrants have an exercise price of $6.05, a contractual term of 5 years and were fully vested upon issuance.

As of June 30, 2015 and December 31, 2014, the estimated fair value of the Round C Warrants was $2,007,276 and $1,335,363, respectively. The Company recorded a gain of $1,415,969 and a loss of $243,296 for the three and six months ended June 30, 2015 respectively.

The Company recorded gains of $755,213 and $1,130,509 for the three and six months ended June 30, 2014, respectively.

Net Loss Per Share

Basic loss per share is determined by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

Six months ended June 30,	2015	2014
Stock Options	1,726,624	77,000
Abell Investment Option	909,091	934,579
Convertible debt	-	106,838
Restricted stock awards	868,514	134,278
Warrants	5,077,247	3,820,769

Dilutive loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The net loss available to common shareholders is adjusted for gains on financial instruments, as its effect would be anti-dilutive.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30, 2015
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(9,513,110)	36,690,712	$(0.26)
Gain on derivatives	-

Dilutive loss per share	$(9,513,110)	36,690,712	$(0.26)

	Three months ended June 30, 2014
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(1,123,120)	32,048,075	$(0.04)
Gain on derivatives	(2,841,816)

Dilutive loss per share	$(3,964,936)	32,048,075	$(0.12)

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2015
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(16,639,149)	35,556,995	$(0.47)
Loss on derivatives	-

Dilutive loss per share	$(16,639,149)	35,556,995	$(0.47)

	Six months ended June 30, 2014
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(2,801,237)	31,477,420	$(0.09)
Gain on derivatives	(4,774,639)

Dilutive loss per share	$(7,575,876)	31,477,420	$(0.24)

4.	Agreements with Intracel

License Agreement

On October 10, 2007, the Company entered into an agreement (the “License Agreement”) with Intracel Holdings Corporation (“Intracel”), for the exclusive and indefinite rights to license and use the OncoVAX® technology platform. OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to block the return of cancer following surgery. In exchange for the rights to OncoVAX®, the Company (i) agreed to issue equity securities equal to 10% of the fully diluted capitalization of the Company, (ii) assumed liabilities of Intracel to Organon Teknika Corporation (“Organon”) totaling $4.0 million under an October 31, 2007 Letter Agreement between Intracel and Organon (of which $3.0 million remains outstanding) (iii) agreed to pay $450,000 in cash for settling trade payable related to the OncoVAX intellectual property, and (iv) agreed to make royalty payments to Intracel and Organon based on future sales of OncoVAX®. The terms of the securities issued to Intracel provided Intracel with anti-dilution rights with respect to its 10% ownership interest. The License Agreement also contained a provision such that if the Company obtained specified levels of financing in a specified time period, that title to OncoVAX® would transfer to the Company without further consideration. If the Company did not reach the specified levels of financing in the specified period of time, Intracel could cancel the License Agreement and could re-purchase the rights to OncoVAX®. The Company did not obtain the necessary financing in the period specified. See “Asset Transfer Agreement and Stock Exchange Agreement” below for a description of subsequent events.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company did not meet the Series B Milestones and consequently, in December 2010, was required to increase Intracel’s total ownership interest in the Company to 50% through the issuance of additional shares of Series B preferred stock.

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

As of June 30, 2015 Intracel directly owns approximately 37% of the Company on a fully diluted basis, and all directors and executive officers of Vaccinogen collectively own approximately 37% of the Company on a fully diluted basis.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with The Investment Syndicate (“TIS”) funding Eighty Million Dollars ($80,000,000) as contemplated by the TIS Agreement , the Company and Intracel entered into Letter Agreement, dated August 22, 2014, pursuant to which both parties agreed that effective automatically at the time TIS pays to the Company the aggregate amount of $80,000,000 in accordance with the TIS Agreement, the Amended License Agreement shall terminate and no longer be of any force or effect, and the Company shall no longer have any obligation to pay Intracel any royalties or other payments under the Amended License Agreement. Additionally, in connection with the TIS Agreement, the Company and Intracel entered into that certain Rights of First Refusal Agreement (the “ROFR Agreement”), dated August 22, 2014, under which the Company agreed to offer any new securities (as defined therein) to Intracel prior to offering them to any new investor. This right provides Intracel with the right to purchase a pro-rata amount of such new securities based on the amount of securities held by Intracel prior to the offering of such new securities. These rights do not apply to the sale of certain exempted securities (as defined therein), or any securities being sold to TIS under the TIS Agreement, unless the terms of the TIS investment are revised to lower the price or in a manner materially adverse to Intracel. The rights under the ROFR Agreement expire upon the first to occur of: (a) an initial public offering (as defined therein); (b) a change of control (as defined therein); (c) liquidation, dissolution or winding up of the business affairs of Intracel; or (d) the listing of any capital stock of the Company on an exchange.

5.	Property and Equipment

Property and equipment consisted of the following:

Period ended	June 30, 2015	December 31, 2014

Machinery and equipment	$711,930	$740,042
Automobile	65,163	-
Leasehold improvements	264,419	258,505
Furniture and fixtures	39,585	31,764
Computers and software	139,779	119,473
	1,220,876	1,149,784

Less accumulated depreciation	(804,844)	(756,738)

	$416,032	$393,046

Depreciation expense was $30,000 and $57,131 for the three and six months ended June 30, 2015 respectively. Depreciation expense was $13,436 and $22,940 for the three and six months ended June 30, 2014 respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

Intangible assets by major asset class were as follows at June 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(31,840,234)	$52,641,622
Other Intangible Assets	121,944	(92,570)	29,374

	$84,603,800	$(31,932,804)	$52,670,996

Intangible assets by major asset class were as follows at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(28,490,967)	$55,990,889
Other Intangible Assets	121,944	(90,544)	31,400

	$84,603,800	$(28,581,511)	$56,022,289

The amortization expense for intangible assets was approximately $1.7 million and $3.4 million for both the three and six months ended June 30, 2015 and 2014. The weighted average amortization period for intangible assets was 12.6 years.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated future amortization relating to all intangible assets that are recorded in the unaudited condensed consolidated balance sheets as of June 30, 2015 is as follows:

Years ending December 31,

2015	$3,351,223
2016	6,702,449
2017	6,702,449
2018	6,702,449
2019	6,702,449
Thereafter	22,509,977
$52,670,996

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2015	December 31, 2014

Prepaid Clinical Trial expense	$3,480,647	$2,477,571
Prepaid Other	550,948	432,905
	$4,031,595	$2,910,476

The prepaid balance for 2015 and 2014 consists primarily of payments made under the Company’s contract with RXTRIALS, Inc. d/b/a OnPoint CRO of approximately $3.1 million. The prepaid balance will be expensed as services are rendered.

8.	Notes Payable

Notes payable at June 30, 2015 and December 31, 2014 represents payable to Organon, currently owned by Merck & Co, Inc., an entity that manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”). Of the $4.0 million due to Organon, $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments (with $500,000 (plus accrued interest) payable the first year but no later than one year after the License Agreement date of October 31, 2007. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued interest based on a simple annual interest rate based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $33,000 and $63,000 for the three and six months ended June 30, 2015 respectively. Interest expense under this agreement was approximately $35,000 and $70,000 for the three and six months ended June 30, 2014 respectively. The accrued interest on this obligation is included on the unaudited condensed consolidated balance sheets as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company is required to record or disclose the fair value of certain assets and liabilities. The fair value guidance described above is used in measuring and recording the fair value of the liability associated with the Abell and the Round C Warrants. This fair value guidance also applies to the disclosure of the fair value of financial instruments not otherwise recorded in the Company’s unaudited condensed consolidated balance sheets at fair value.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		June 30, 2015
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$564,259	$-	$-	$564,259
Round C Warrants	2,007,276	-	-	2,007,276

	$2,571,535	$-	$-	$2,571,535

		December 31, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$438,537	$-	$-	$438,537
Round C Warrants	1,359,647	-	-	1,359,647

	$1,798,184	$-	$-	$1,798,184

The following is a reconciliation of the fair value measurements from January 1, 2015 to June 30, 2015:

	Abell Warrants	Round C Warrants

Balance, January 1, 2015	$438,537	$1,359,647
Issuance of securities	-	404,333
Fair value change included in earnings	125,722	243,296

Balance, June 30, 2015	$564,259	$2,007,276

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a reconciliation of the fair value measurements from January 1, 2014 to December 31, 2014.

	Abell Warrants	Round C Warrants	Bridge Loan	Abell Option

Balance, January 1, 2014	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	37,529	2,025,313	-	-
Repayment/extinguishment of debt	-	-	(1,100,000)	(3,168,224)
Fair value change included in earnings	(1,214,827)	(2,462,093)	110,000	(4,224,304)

Balance, December 31, 2014	$438,537	$1,359,647	$-	$-

Quantitative Information

Quantitative information as of June 30, 2015 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Level 3 - Significant Unobservable Inputs
Description	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Abell Warrants	$564,259	Black-Scholes	Strike price Equity volatility	N/A
Round C Warrants	$2,007,276	Black-Scholes	Strike price Equity volatility	N/A

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

	Abell Warrants		Round C Warrants
Six months ended June 30,	2015	2014	2015	2014

Volatility	93%	85%	72% - 86%	85%
Exercise price	$4.55	$4.55	$5.88-$5.96	$5.88
Stock price at March 31	$2.79	$4.68	$2.79	$4.68
Risk free interest rate	1.94%	2.53%	0.76% - 1.32%	0.97% - 1.62%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	2.32 - 4.58	3.3 -5.0

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

Disclosure of the Fair Value of Financial Instruments

Cash and cash equivalents and accounts payable, are carried at amounts that approximate their fair values due to the short term nature of these financial instruments. The fair value of the Organon Obligation approximates its carrying value as the note repayment schedule is contingent on future events, which are indeterminable.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through June 30, 2015 have been issued adjustment shares, including 25,489 adjustment shares issued for the six months ended June 30, 2015. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the periods ended June 30, 2015 and December 31, 2014.

The Company has closed the Round C Private Placement Offering of $30,800,000 (5,600,000 Units) as of January 31, 2015.

11.	Stock-Based Compensation

Restricted Stock

For the service period of August 2010 through August 2014, the Company authorized 179,969 shares of restricted common stock to directors. As of the date hereof, in lieu of restricted common stock, the Company has authorized 179,969 shares of common stock. As of June 30, 2015 the Company has issued 156,486 shares of the authorized common stock upon forfeiture of 156,486 restricted common stock shares.

The Company records compensation expense for the award of restricted stock based upon the awards fair value determined as the difference in the estimated fair value of the Company’s common stock and the price paid by the employee, if any, generally on the date of grant. The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period. No compensation expense related to awards with service based vesting was recorded for the three and six months ended June 30, 2015, respectively.

The following table summarizes activity related to restricted-stock awards for the six months ended June 30, 2015 and 2014. The weighted average fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the value of the Company’s common stock on such date.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six months ended June 30,	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	179,969	$3.36	134,278	$3.91
Granted	845,031	$3.90	-	$-
Vested	-	$-	-	$-
Forfeitures	(156,486)	$-	-	$-

Balance, June 30	868,514	$3.94	134,278	$3.91

As of June 30, 2015 and 2014, total unrecognized compensation costs related to nonvested restricted stock awards to purchase 868,514 shares and 134,278 shares of common stock was approximately $3,237,540 and $430,000, respectively. The nonvested restricted stock awards have a weighted average remaining contractual term of 7.14 years and 6.96 years as of June 30, 2015 and 2014, respectively. During the three and six months ended June 30, 2015 156,486 share awards were issued as common stock, not restricted stock. No awards vested during the three and six months ended June 30, 2014, respectively.

On November 15, 2014, the Board of Directors (“BOD”) resolved to grant 179,969 common stock shares to former directors in lieu of restricted stock. The grant date is the date at which the former directors countersigned grant agreements, which as of June 30, 2015 ranged from April to June 2015. Total recognized value of the award amounted to $535,207 which was recorded as stock compensation expense, of which $535,192 is recognized as additional paid-in capital, in the three and six months ended June 30, 2015.

On April 20, 2015, the BOD awarded 716,291 restricted stock units (“RSU”) to the Company’s president with an exercise price of $3.90 per unit. The Company valued the RSU $2,793,535 using the Black-Scholes model. The RSU vests 25% on the second anniversary, 25% on the third anniversary and 50% on the fourth anniversary of the grant. For the three and six months ended June 30, 2015, the Company recognized $137,737 as compensation expense of which $137,665 was recorded as additional paid-in capital.

On the same date, the BOD awarded RSU to the Company’s president and Board Chairman Emeritus 61,432 and 67,308 RSU respectively, with an exercise price of $3.90 per unit. The Company valued the RSU $502,086 using the Black-Scholes model. The RSU vests 50% on the first anniversary and 50% on the second anniversary of the grant. For the three and six months ended June 30, 2015, the Company recorded $49,511 as compensation expense of which $49,498 was recorded as additional paid-in capital.

Common Stock

On April 20, 2015 date, the BOD awarded 14,326 common stock shares to the Company’s directors in lieu of certain director compensation totaling $55,871. The common stock vested on the grant date. For the three and six months ended June 30, 2015, the Company recorded $55,870 as additional paid-in capital.

Stock Option Pool

The Company recorded stock-based compensation in the amount of $47,165 and $78,478 for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, $2,093 and $2,959 was allocated to General & Administrative expense with $45,072 and $75,519 was allocated to Research & Development, respectively.

The Company recorded stock based compensation in the amount of $11,066 and $33,669 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, $4,477 and $9,554 was allocated to General & Administrative expense with $6,589 and $24,115 allocated to Research & Development, respectively.

Total compensation cost for unvested stock option awards outstanding at June 30, 2015 was approximately $749,390 to be recognized over approximately 3.0 years.

The Company uses the Black-Scholes option pricing model to calculate the fair value of options. The significant assumptions for options issued in 2015, used in this model include:

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Annual Dividend	-
Expected life (in years)	6.25 – 10.00
Risk free interest rate	1.35% - 2.17%
Expected volatility	80% - 93%

On April 20, 2015, the BOD awarded stock options to the Company’s president and non-employee directors to purchase 1,493,374 and 145,000 of the Company’s stock with an exercise price of $5.50 and $3.90 per share respectively. The Company valued the stock options $4,940,000 and $493,243 using the Black-Scholes model, respectively. The option granted to the president is 100% vested upon issuance and the options granted to the directors vest in three years. These options are exercisable for a period of 10 years. The Company recorded $4,940,000 and $32,426, respectively as compensation expense and additional paid-in capital.

The following table summarizes the Stock Option pool activity for the six months ended June 30, 2015 and 2014.

	2015			2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, January 1	177,000	$6.44	8.72	77,000	$7.00	3.45
Granted	1,698,374	$5.31	9.68	-	$-	-
Forfeited	(3,750)	$7.00	-	-	$-	-
Balance, June 30	1,871,624	$5.28	9.55	77,000	$7.00	3.20

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services. As of June 30, 2015 and 2014 there are 895,575 and 820,575, respectively, warrants issued and outstanding with exercise prices ranging from $1.00 to $7.50. To date, all warrants have been issued with the exercise price at least equal to the then estimated fair value of the underlying security, and had contractual terms ranging from 2.5 to 6.7 years.

The following table summarizes the stock purchase warrant activity for the six months ended June 30, 2015 and 2014.

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	820,575	$1.60	785,575	$1.48
Granted	75,000	$2.01	35,000	$4.22

Balance, June 30	895,575	$1.64	820,575	$1.72

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information on warrants outstanding as of June 30, 2015:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.55	$1.00
$5.50	80,000	3.24	$5.50
$6.05	75,000	4.95	$6.05
$7.50	35,000	3.84	$7.50

Total	895,575	1.72	$2.08

12.	Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2018. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $69,000 and $118,000 for the three and six months ended June 30, 2015, respectively. Rent expense was approximately $42,000 and $83,000 for the three and six months ended June 30, 2014, respectively.

Minimum future lease payments under non-cancelable operating leases, at June 30, 2015 were as follows:

For year ended	Amount
2015	$133,233
2016	210,170
2017	214,297
2018	89,951
Total	$647,651

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

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as it believes that it should be VAT exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the June 30, 2015 exchange rate would have a USD equivalent of approximately $73,421. There has been no expense accrued on the accompanying unaudited condensed consolidated financial statements.

13.	Supplemental Disclosure of Cash Flow Information

For the three and six months ended June 30, 2015 the Company paid interest costs of approximately $200 and $1,300, respectively. For the three and six months ended June 30, 2014 the Company paid interest costs of approximately $40,767 and $233,937 respectively.

From January 1, 2015 through June 30, 2015, the Company raised additional capital totaling approximately $4.7 million (net of issuance costs) from the issuance of 909,091 shares of Common Stock, 25,489 adjustment shares and additional Round C warrants to purchase 272,727 shares of common stock. The Company allocated approximately $4.2 million of the total 2015 proceeds to the common stock and approximately $0.5 million of the total proceeds to the common stock warrants.

From January 1, 2014 through June 30, 2014 the Company raised additional capital totaling approximately $2.5 million (net of issuance costs) from the issuance of 463,963 shares of Round C Common Stock, 13,033 adjustment shares and additional Round C Warrants to purchase 139,184 shares of common stock. The Company allocated approximately $1.9 million of the total 2014 proceeds to the common stock and approximately $0.6 million of the total proceeds to the common stock warrants.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In January 2014, the Company issues 54,545 shares of common stock to certain holders of the 2012 Bridge Loan that had elected to convert their rights, with a value of $300,000 into common stock in the Company. The Company also issued Round C Warrants exercisable into 16,363 shares of common stock of the Company, with an exercise price of $6.05 per share.

14.	Subsequent Events

On August 12, 2015, Dolphin Offshore Partners, LP (the “Lender”) made an unsecured loan (the “Loan”) to the Company in the principal amount of $800,000. To evidence the Loan, the Company issued to the Lender an Unsecured Promissory Note (the “Note”) bearing an interest rate of 9% per annum. The Loan shall be repaid in full by the Company, plus accrued interest, by November 10, 2015 (the “Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or additional interest. Pursuant to the Note, until the Loan is paid in full, the Company cannot incur, create or assume any additional debt unless such debt is subordinate to the prior payment in full of the Loan.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

•	Overview —Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Trends & Outlook —Discussion of what we view as the overall trends affecting our business and the strategy for 2015 and beyond.

•	Critical Accounting Policies—Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations—Analysis of our financial results comparing 2015 and 2014.

•	Liquidity and Capital Resources—An analysis of changes in our balance sheet and cash flows and discussion of our financial condition and future liquidity needs.

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

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO”) in an effort to achieve the following:

1.	Complete our Autologous Colon Tumor Immunotherapy Validation Experiment (“Active”) in our pivotal phase IIIb clinical trial of OncoVAX®, an autologous cancer vaccine which prevents the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior phase IIIa study which study we believe demonstrated a 61% improvement in relative risk of recurrence and a 54% reduction in the relative risk of death in stage II patients as compared to surgery alone. The Company began its preparations for the phase IIIb clinical trial in September 2014. The Company also selected RXTRIALS, INC d/b/a as OnPoint CRO as its CRO to provide services of site selection, clinical operations, project management and trial enrollment for our phase IIIb clinical trial.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories.

3.	Investigate the role of OncoVAX® treatment in additional carcinomas with high post-surgical recurrence rates.

4.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibody (“HuMab”) technology.

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

Use of Estimate – Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets. The Company may base such estimates on various assumptions including information received from valuation consultants which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The carrying value of the Company’s intangible assets is $52,670,996 and $56,022,289 as of June 30, 2015 and December 31, 2014, respectively. Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares cash flows, undiscounted, for each asset or asset group. The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist. If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present. If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated sum of undiscounted cash flows of the asset or asset group.

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

The Company considers these factors no less frequently than the end of each reporting period, including as of June 30, 2015. The Company has noted no adverse change in the demand for the development and commercialization of cancer related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through June 30, 2015, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Our Abell and Round C Warrants (as described in Note 3 to the Notes to the unaudited condensed consolidated financial statements) are considered Level 3.

For a further discussion regarding fair value measurements, see Note 9 on Fair Value in the Notes to unaudited condensed consolidated financial statements.

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

Results of Operations

Consolidated Statements of Operations Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	3,461,816	2,102,699	6,424,382	4,122,828
General and administrative expenses	7,396,248	986,842	9,302,506	1,694,768

Total Operating Expenses	10,858,064	3,089,541	15,726,888	5,817,596

Loss From Operations	(10,858,064)	(3,089,541)	(15,726,888)	(5,817,596)

Gain (Loss) on Financial Instruments	1,665,930	2,841,816	(369,018)	4,744,639

Interest Expense & Other Expenses	(170,182)	(875,395)	(256,719)	(1,728,280)

Net Loss Before Income Taxes	$(9,362,316)	$(1,123,120)	$(16,352,625)	$(2,801,237)

Benefit for income taxes	(150,794)	-	(286,524)	-

Net Loss	$(9,513,110)	$(1,123,120)	$(16,639,149)	$(2,801,237)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended June 30, 2015 and 2014

Our operating expenses totaled $10,858,064 and $3,089,541 in the three months ended June 30, 2015 and 2014, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended June 30,		Change in 2015 v. 2014
	2015	2014	$	%

Research & Development	$3,461,816	$2,102,699	$1,359,117	64.64%

Research and development (R&D) expenses increased approximately $1,359,000, for the three months ended June 30, 2015 compared with the same period in 2014. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the phase IIIb clinical trial and approximately $1.7 million for amortization of intangibles, related to OncoVax® intellectual property, for the three months ended June 30, 2015 and 2014. The increase is the result of expenses to begin the phase IIIb clinical trial including increased research and development expenses ($506,000), CRO fees ($475,000) and expenses related to the clinical trial ($301,000), regulatory ($44,000) and manufacturing ($34,000).

General and Administrative Expenses

	Three Months Ended June 30,		Change in 2015 v. 2014
	2015	2014	$	%

General & Administrative	$7,396,248	$986,842	$6,409,406	645.49%

General and administrative expenses increased by approximately $6,409,000 in the three months ended June 30, 2015 over the three months ended June 30, 2014. The increase was primarily attributable to increased share-based compensation expense ($5,833,000) as the result of options in lieu of bonus and director payments, increased professional expenses: primarily consulting ($163,000), accounting ($153,000) and legal ($61,000); personnel expenses ($160,000) and occupancy ($63,000) due to the ramp up into the clinical phase of development into commercialization.

Nonoperating Income – Three Months Ended June 30, 2015 and 2014

Nonoperating income was $1,495,748 and $1,966,421 in the three months ended June 30, 2015 and 2014 respectively. The nonoperating income is discussed below.

Gain on Financial Instruments

	Three Months Ended June 30,		Change in 2015 v. 2014
	2015	2014	$	%

Gain on Financial Instruments	$1,665,930	$2,841,816	$(1,175,886)	-41.38%

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument.

Gains on Financial Instruments were generated due to changes in the estimated fair value during the three months ended June 30, 2015. Gains were recorded for the Round C Warrants in the amount of approximately $1,416,000 and the Abell Warrants of $250,000.

In the three months ended June 30, 2014 Gain on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants ($386,000), Round C Warrants ($756,000) and the Abell Option ($1,701,000).

Interest Expense & Other Expenses

	Three Months Ended June 30,		Change in 2015 v. 2014
	2015	2014	$	%

Interest Expense & Other Expenses	$(170,182)	$(875,395)	$705,213	80.56%

Interest & Other Expenses decreased by $705,000 for the three months ended June 30, 2015 from $875,000 for the comparable period in 2014. The decrease is primarily due to 2014 non-cash interest expense relating to the issuance of contingent warrants under the Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $864,000. This was only partially offset by decreased IRS penalties of approximately $102,000 and interest related to income taxes of approximately $66,000.

Operating Expenses – Six Months Ended June 30, 2015 and 2014

Our operating expenses totaled $15,726,888 and $5,817,596 in the six months ended June 30, 2015 and 2014, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Six Months Ended June 30		Change in 2015 v. 2014
	2015	2014	$	%

Research & Development	$6,424,382	$4,122,828	$2,301,554	55.82%

Research and development (R&D) expenses increased approximately $2,302,000 for the six months ended June 30, 2015 compared with the same period in 2014. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the phase IIIb clinical trial and approximately $3.4 million for amortization of intangibles, related to OncoVax® intellectual property, for the six months ended June 30, 2015 and 2014. The increase is the result of expenses to begin the phase IIIb clinical trial including increased research and development ($927,000), CRO fees ($650,000) and expenses related to the clinical trial ($599,000).

General and Administrative Expenses

	Six Months Ended June 30		Change in 2015 v. 2014
	2015	2014	$	%

General & Administrative	$9,302,506	$1,694,768	$7,607,738	448.90%

General and administrative expenses increased by approximately $7,608,000 in the six months ended June 30, 2015 over the six months ended June 30, 2014. The increase was primarily attributable to increase share-based compensation expense $5,829,000 as the result of options granted in lieu of bonus and director payments, increased professional expenses: primarily legal ($742,000), accounting ($310,000) and consulting ($112,000); personnel expenses ($320,000), occupancy ($127,000) and insurance ($89,000) due to the ramp up into the clinical phase of development into commercialization.

Nonoperating Income (Expense) – Six Months Ended June 30, 2015 and 2014

Nonoperating income and (expense) were ($625,737) and $3,016,359 in the six months ended June 30, 2015 and 2014 respectively. The nonoperating expenses are discussed below.

(Loss) Gain on Financial Instruments

	Six Months Ended June 30		Change in 2015 v. 2014
	2015	2014	$	%

(Loss) Gain on Financial Instruments	$(369,018)	$4,744,639	$(5,113,657)		*

*Not meaningful

Recorded gains or losses on Financial Instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the Financial Instrument.

Losses on Financial Instruments were generated due to changes in the estimated fair value during the six months ended June 30, 2015. Losses were recorded for the Round C Warrants in the amount of approximately ($243,000) and the Abell Warrants of ($126,000).

In the six months ended June 30, 2014 Gain on Financial Instruments were generated due to changes in the estimated fair value of the Abell Warrants $625,436, Round C Warrants $1,130,509 and the Abell Option $3,018,694 offset by a loss on the Bridge Loan 2:1 of ($30,000).

Interest Expense and Other Expenses

	Six Months Ended June 30		Change in 2015 v. 2014
	2015	2014	$	%

Interest Expense and Other Expenses	$(256,719)	$(1,728,280)	$1,471,561	-85.15%

Interest Expense and Other Expenses decreased by $1,472,000 for the six months ended June 30, 2015 from $1,728,000 for the comparable period in 2014. The decrease is primarily due to 2014 non-cash interest expense relating to the issuance of contingent warrants under the Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $1,567,000 and a correction of the fair value of the Abell Contingent Warrants of approximately $111,000. This was only partially offset by decreased IRS penalties of approximately $144,000 and interest related to income taxes of approximately $78,000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the six months ended June 30, 2015 and 2014 we raised gross proceeds of approximately $4.7 million and $2.6 million, respectively.

	Six Months Ended June 30		Change in 2015 v. 2014
	2015	2014	$	%
Net cash used in operating activities	$(6,669,993)	$(1,851,494)	$(4,818,499)	260.25%
Net cash used in investing activities	(73,800)	(1,500)	(72,300)	4820.00%
Net cash provided by financing activities	4,650,000	1,803,800	2,846,200	157.79%
Effect of foreign exchange rate changes on cash and equivalents	(19,019)	12,371	(31,390)	-253.77%
Net increase (decrease) in cash and cash equivalents	$(2,112,812)	$(36,823)	$(2,075,989)	5637.75%

Cash & Cash Equivalents

Total cash and cash equivalents were $928,130 at June 30, 2015, compared with $36,273 at June 30, 2014, for an increase of $891,857. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash. The increase of total cash and cash equivalents at June 30, 2015 over the same period in 2014 is due to an increase in capital raised of approximately $4.7 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $6,670,000 and $1,851,000 for the six months ended June 30, 2015 and 2014 respectively, inclusive of both cash and non-cash adjustments to net losses of $16,639,149 and $2,801,237 for the six months ended June 30, 2015 and 2014 respectively.

Non-cash adjustments to the net loss for the six months ended June 30, 2015 include Amortization of intangible assets for the amount of $3,351,000, Loss on Financial Instruments for the amount of $369,000, Stock based compensation for the amount of $5,902,000, Prepaid income tax for the amount of $1,692,000, and an increase in Accounts payable for the amount of $723,000, only partially offset by an increase in Prepaid expenses and other assets, primarily the Rx Trials, Inc. trial payments, of ($855,000) and Accrued Taxes Payable for the amount of ($1,405,000).

Non-cash adjustments to the net loss for the six months ended June 30, 2014 include Amortization of intangible assets, approximately $3,352,000, Non-cash interest expense related to the Abell Note and Warrant Purchase Agreement approximately $1,641,000, and Accounts Payable and accrued expenses and other liabilities, $496,000 , substantially offset by a Gain on Financial Instruments, approximately ($4,745,000).

Net Cash Used in Investing Activities

We invested $73,800 and $1,500 in the six months ended June 30, 2015 and 2014 respectively in purchases of property and equipment.

Net Cash Provided by Financing Activities.

During the six months ended June 30, 2015 we raised additional capital of approximately $4.7 million through the issuance of 909,091 Round C Units, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

During the six months ended June 30, 2014 we raised additional capital of approximately $2.4 million through the issuance of 463,963 Round C Units, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock) only partially offset by a principal reduction payment made on the Abell Loan, of approximately $557,000 and payment of placement agent and finders fees, of approximately $195,000.

Future Liquidity & Needs

Except for the short-term loan referenced below, since January 28, 2015 and as of August 14, 2015, no additional funding has been received and without receipt of additional capital resources and/or a substantial reduction in the Company’s cash requirements, the Company does not expect to be able to fund operations beyond September 30, 2015. Our ability to continue to fund operations until September 30, 2015 assumes we are able to continue to delay payments consistent with our practices described below.

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for our phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances, the proceeds from the offering of our securities and debt financing to fund our operations. As of June 30, 2015 we had approximately $0.9 million in cash to fund operations. Without delaying the payment of expenses, our current monthly cash requirement has been and continues to be approximately $1,000,000. Notwithstanding this cash requirement and as a result of delayed payment of expenses, immediately prior to receipt of the funds under the loan discussed below, we had approximately $250,000 of cash on hand.

As discussed in more detail below in Part II, Item 5, on August 12, 2015, we received an unsecured loan in the principal amount of $800,000. The loan accrues interest at 9% per annum and is required to be repaid in full by the Company, plus accrued interest, by November 10, 2015. As of August 12, 2015, including the proceeds of this loan, we had approximately $1.04 million of cash on hand.

We have recurring losses and negative cash flows from operating activities and have significant future commitments, and as a result substantial doubt exists regarding our ability to remain in operation at our current level without additional debt or equity financing. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our audited consolidated financial statements at December 31, 2014 contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

The lead TIS representative continues to indicate the desire of an existing TIS member to meet the funding obligations of TIS. Nevertheless, management has significant doubt that the existing TIS member will be able to meet the TIS funding obligations in the manner and timeframe required to address the Company’s capital needs. As previously disclosed, the TIS representative has informed the Company that the timing of the TIS funding expected to be led by such TIS member continues to be dependent upon funds the TIS member expects to receive from a third party relating to investments made and services provided by the TIS member. Notwithstanding the verbal and written assurances from TIS that such funding will be forthcoming, given the continued and substantial delays in receiving funds, Company management is operating under the assumption that funding from this source will not be received in a manner needed to address the Company’s current capital needs and the Company will have to find other sources of funding.

We are currently in discussions with other parties considering debt and equity financings. One potential source of equity financing would be made pursuant to the terms of the TIS Agreement, but the investment would be made by a new TIS member. The Company, TIS and the potential investor have been in discussions regarding a possible investment since May of 2015 and such potential investor has expressed an interest in becoming a member of TIS and funding the remaining $60 million due under the TIS Agreement. Such funding source has also indicated an interest in making an investment beyond the $60 million investment.

In addition, the Company is also seeking other sources of funding, including short-term debt financing. Concurrent with the above referenced potential equity financing through the TIS Agreement, the Company is engaged in discussions with possible sources of additional short-term debt financing.

The above referenced equity and debt financing opportunities might not be available to us when needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances we will not be able to continue our operations. We do not currently have sufficient capital to fund our plan of operations beyond September 30, 2015.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As consideration for past services and upon completion of release agreements, as of the date hereof, we have issued a total of 179,969 shares of Company common stock (the “Former Director Shares”) to certain former members of the Board of Directors of the Company (the “Former Directors”), starting on April 1, 2015. The Former Director Shares have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption provided in Rule 506(b). Our reliance on Rule 506(b) is based on facts confirmed by the Former Directors.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On August 12, 2015, Dolphin Offshore Partners, LP (the “Lender”) made an unsecured loan (the “Loan”) to the Company in the principal amount of $800,000. To evidence the Loan, the Company issued to the Lender an Unsecured Promissory Note (the “Note”) bearing an interest rate of 9% per annum. The Loan shall be repaid in full by the Company, plus accrued interest, by November 10, 2015 (the “Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or additional interest. Pursuant to the Note, until the Loan is paid in full, the Company cannot incur, create or assume any additional debt unless such debt is subordinate to the prior payment in full of the Loan.

ITEM 6 – EXHIBITS

Exhibit Number

10.1	Unsecured Note in favor of Dolphin Offshore Partners, LP (1)

31	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (1)

101	The following materials from Vaccinogen, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, Formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheet; (2) Unaudited Condensed Consolidated Statements of Operations; (3) Unaudited Condensed Consolidated Statements of Comprehensive Loss; (4) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Unaudited Condensed Consolidated Statements of Cash Flow; and (6) Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	August 14, 2015	By:	/s/ Andrew L. Tussing
Andrew L Tussing
President, Chief Executive Officer and acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

