Form 10-Q
period 2015-09-30
VACCINOGEN INC
filed 2015-11-16
CIK 1453001

UNITED STATES securities and exchange commission

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

____________________________________________________________

(Former Name, Former Address and

Former Fiscal Year, if changed since Last Report

__________

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act (check one).

Large accelerated filter	☐		Accelerated filter ☐

Non-accelerated filter	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of November 6, 2015, 37,321,078 shares of our common stock were issued and outstanding.

VACCINOGEN, INC.

FORM 10-Q

September 30, 2015

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VACCINOGEN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015
	(Unaudited)	December 31, 2014
Assets

Current Assets
Cash and cash equivalents	$445,821	$3,040,942
Restricted cash	36,751	39,563
Inventory	97,750	99,250
Prepaid expenses and other current assets	761,860	2,910,476
Total Current Assets	1,342,182	6,090,231

Long-Term Assets
Prepaid income taxes	5,980,486	8,575,810
Property and equipment, net	418,240	393,046
Intangible assets, net	50,995,384	56,022,289
Total Long-Term Assets	57,394,110	64,991,145

Total Assets	$58,736,292	$71,081,376

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,873,932	$2,709,551
Financial instruments	1,957,549	1,798,184
Accrued compensation	731,344	653,294
Accrued expenses and other liabilities	886,258	374,106
Notes Payable	800,000	-
Obligation under capital lease - current portion	4,254	-
Total Current Liabilities	8,253,337	5,535,135

Long-Term Liabilities
Income tax payable	6,704,486	8,814,027
Notes payable	3,000,000	3,000,000
Accrued interest	950,000	856,666
Deferred rent	65,476	-
Obligation under capital lease	35,745	-
Total Long-Term Liabilities	10,755,707	12,670,693
Total Liabilities	19,009,044	18,205,828

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value: 50,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 37,081,078 and 34,962,172 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,708	3,496
Additional paid-in capital	176,411,921	164,844,066
Accumulated deficit	(136,549,616)	(111,806,126)
Accumulated other comprehensive loss	(138,765)	(165,888)
Total Stockholders' Equity	39,727,248	52,875,548
Total Liabilities and Stockholders' Equity	$58,736,292	$71,081,376

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	5,715,380	2,698,152	12,093,649	6,820,980
General and administrative expenses	2,588,823	1,702,609	11,937,440	3,397,378

Total Operating Expenses	8,304,203	4,400,761	24,031,089	10,218,358

Loss From Operations	(8,304,203)	(4,400,761)	(24,031,089)	(10,218,358)

Gain on Financial Instruments	613,986	1,772,196	244,968	6,516,834

Interest Expense & Other Expenses	(247,351)	(229,528)	(504,073)	(1,957,806)

Net Loss before Income Taxes	(7,937,568)	(2,858,093)	(24,290,194)	(5,659,330)

Provisions for income taxes	(166,773)	-	(453,296)	-

Net loss available to commmon stockholders	$(8,104,341)	$(2,858,093)	$(24,743,490)	$(5,659,330)

Net loss per common share
Basic	$(0.22)	$(0.09)	$(0.69)	$(0.18)
Diluted	$(0.22)	$(0.14)	$(0.69)	$(0.38)

Weighted average shares outstanding
Basic	36,943,343	32,959,051	36,056,358	32,127,883
Diluted	36,943,343	32,959,051	36,056,358	32,127,883

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Comprehensive Loss

Net loss	$(8,104,341)	$(2,858,093)	$(24,743,490)	$(5,659,330)
Foreign currency translation adjustments	82,593	(11,432)	27,123	(8,399)

Total Comprehensive Loss	$(8,021,748)	$(2,869,525)	$(24,716,367)	$(5,667,729)

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2015

	Stockholders' Equity
	Common Stock				Accumulated Other	Total
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance, January 1, 2015	34,962,172	$3,496	$164,844,066	$(111,806,126)	$(165,888)	$52,875,548
Issuance of common stock for cash	934,580	94	4,245,575	-	-	4,245,669
Stock-based compensation	1,184,326	118	6,539,877	-	-	6,539,995
Service-based warrants	-	-	782,403	-	-	782,403
Other comprehensive income	-	-	-	-	27,123	27,123
Net Loss	-	-	-	(24,743,490)	-	(24,743,490)
Balance, September 30, 2015	37,081,078	$3,708	$176,411,921	$(136,549,616)	$(138,765)	$39,727,248

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

Nine months ended September 30,	2015	2014

Cash Flows From Operating Activities
Net loss	$(24,743,490)	$(5,659,330)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	88,174	36,823
Amortization of intangible assets	5,026,905	5,027,451
Gain on financial instruments	(244,968)	(6,516,834)
Stock based compensation	6,539,995	54,159
Warrants issued for services	782,403	147,630
Non-cash interest expense	-	1,818,642
Changes in operating assets and liabilities, net:
Accrued interest	103,333	95,818
Prepaid income taxes	2,595,324	-
Income tax payable	(2,109,541)	-
Restricted cash	2,812	(133)
Inventory	1,500	-
Prepaid expenses and other assets	2,148,622	(1,751,887)
Accounts payable and accrued expenses and other liabilities	1,744,580	(1,853,291)
Deferred Rent	65,476	-
Net Cash Used In Operating Activities	(7,998,875)	(8,600,952)

Cash Flows From Investing Activities
Purchases of property and equipment	(109,819)	(10,213)
Net Cash Used In Investing Activities	(109,819)	(10,213)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants,
net of issuance costs	4,650,000	12,458,880
Proceeds from issuance of notes payable	800,000	-
Repayments of related party notes payable	-	(54,099)
Repayments of Abell Loan and Bridge Loan	-	(1,331,218)
Net Cash Provided by Financing Activities	5,450,000	11,073,563

Impact of foreign currency translation on cash and cash equivalents	63,573	53,089

Net (Decrease) Increase in Cash and Cash Equivalents	(2,595,121)	2,515,487
Cash and Cash Equivalents, beginning of period	3,040,942	73,096

Cash and Cash Equivalents, end of period	$445,821	$2,588,583

Supplemental Disclosure of Non-Cash Information:
Purchase of property and equipment under
capital lease	$43,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization

The Business

Vaccinogen, Inc. (the “Company” or “Vaccinogen”), a biotechnology Company headquartered in Baltimore, Maryland, was incorporated in the State of Delaware during 2007 for the purpose of developing therapies and vaccines to combat cancer by using the body’s own immune system. On November 23, 2010, the Company changed its domicile from Delaware to Maryland by means of a merger of the Company with and into its wholly-owned subsidiary Vaccinogen I, Inc., a Maryland corporation.

On October 10, 2007, the Company entered into a license agreement with Intracel Holdings Corporation (“Intracel”), a related party, for the exclusive and indefinite rights to use the OncoVAX® technology platform. OncoVAX® is an active specific immunotherapy (“ASI”) that uses the patient’s own cancer cells to create a vaccine that in turn is used to block the return of cancer following surgery. On October 23, 2007, Vaccinogen acquired out of bankruptcy certain tangible assets that had been previously owned and used by Intracel’s wholly owned subsidiary in the Netherlands. These assets will be used to conduct research and development and in the commercialization of OncoVAX® to produce vaccines. In connection with the acquisition of these assets, the Company formed a wholly-owned subsidiary, Vaccinogen BV, for the purposes of continuing development of OncoVAX®. In June 2010, the Company entered into an agreement with Intracel (the “Asset Transfer Agreement”) whereby the Company acquired title to the patents associated with the OncoVAX® (See Note 4).

During September 2014, three new wholly-owned entities were formed by Vaccinogen, Inc. The three entities are Vaccinogen (US) R&D, Inc. a Delaware corporation; Vaccinogen International Partners, Ltd. a Bermuda partnership and Vaccinogen Bermuda, Ltd., a Bermuda company. During January 2015, one new wholly-owned entity, Vaccinogen Ireland R&D Company, Limited was established in Ireland. The purpose of the entities is to facilitate the global commercialization of OncoVAX® and other products as they are developed and marketed by the Company.

2.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and, as of September 30, 2015, the Company had an accumulated deficit of approximately $136.5 million and negative working capital of approximately $6.9 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity and debt securities and loans from officers.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Since January 28, 2015 and as of November 12, 2015, no additional funding has been received except for an $800,000 unsecured loan on August 12, 2015 by Dolphin Offshore Partners, LP and the issuance of 240,000 shares of common stock at $2.50 per share totaling $600,000 for investments received during the period from October 27, 2015 through November 12, 2015. Without receipt of additional capital resources and/or a substantial reduction in the Company’s cash requirements, the Company does not expect to be able to fund operations beyond November 30, 2015. The Company’s ability to continue to fund operations until November 30, 2015 assumes the Company is able to continue to delay payments consistent with its practices described below.

The Company incurred significant operating losses and negative cash flows since inception. The Company does not expect to be profitable in the next several years, but rather expects to incur additional operating losses. The Company has limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain its product development efforts, for its phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. The Company relies on cash balances, the proceeds from the offering of its securities and debt financing to fund its operations. As of September 30, 2015, the Company had approximately $0.4 million in cash to fund operations. The Company’s monthly cash requirement was $1,000,000. Delaying the incurrence and payment of expenses reduces the monthly cash requirements to approximately $800,000.

The Company has recurring losses and negative cash flows from operating activities and has significant future commitments and as a result substantial doubt exists regarding its ability to remain in operation at its current level without additional debt or equity financing. The report of BDO USA, LLP, the Company’s independent registered accounting firm, with respect to the Company’s audited consolidated financial statements at December 31, 2014 contains an explanatory paragraph as to the Company’s potential inability to continue as a going concern. Additionally, this may adversely affect the Company’s ability to obtain new financing on reasonable terms or at all.

In April 2014, the Company entered into a binding agreement (as amended in August 2014, the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”) under which TIS members agreed to purchase up to $80 million of the Company’s common stock and warrants, all in up to five closings, subject to certain terms and conditions. To date, a total of $20 million in equity financing has been invested via TIS. The TIS Agreement calls for the remaining $60 million to be paid in three separate closings upon the completion of certain milestones.

The lead TIS representative continues to indicate the desire of an existing TIS member to meet the funding obligations of TIS. Nevertheless, management has significant doubt that the existing TIS member will be able to meet the TIS funding obligations in the manner and timeframe required to address the Company’s capital needs. As previously disclosed, the TIS representative has informed the Company that the timing of the TIS funding expected to be led by such TIS member continues to be dependent upon funds the TIS member expects to receive from a third party relating to investments made and services provided by the TIS member. Given the continued and substantial delays in receiving funds from TIS, Company management is operating under the assumption that funding from this source will not be received in a manner needed to address the Company’s current capital needs and the Company will have to find other sources of funding.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company is currently in discussions with other parties considering debt and equity financings. One potential source of equity financing would be made pursuant to the terms of the TIS Agreement. The Company, TIS and the potential investor have been in discussions regarding a possible investment since July 2015 and such potential investor has expressed an interest in investing $40 million pursuant to the terms of the TIS Agreement. Company management is working to secure such funding but can provide no assurances that such funding will be completed.

In addition, the Company is also seeking other sources of funding, including other sources of equity financing and long-term and short-term debt financing. Concurrent with the above-referenced potential equity financing through the TIS Agreement, the Company is engaged in discussions with investment banks, other intermediaries and direct possible sources of additional equity financing and long-term and short-term debt financing.

The above referenced equity and debt financing opportunities might not be available to the Company when needed, on acceptable terms, or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, it will not be able to continue its operations. The Company does not currently have sufficient capital to fund its operations beyond November 30, 2015.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, respectively, include the accounts of Vaccinogen, Inc. and its subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit or condense certain disclosures and other information required under accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements therefore should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, filed with the SEC on April 15, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all the adjustments and reclassifications necessary for a fair presentation for the periods presented in accordance with US GAAP. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update define when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The new standard applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has evaluated this ASU and does not expect it to have an effect on its unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in its financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant-related liabilities, derivative financial instruments, stock-based compensation and, where applicable, the fair value of assets. The Company may base such estimates on various assumptions which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

Restricted cash represents monies pledged by the Company’s foreign subsidiary in the Netherlands for a lease obligation related to its manufacturing facility and to the Dutch government as required for companies with irradiator equipment.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-credit-quality financial institutions in the United States of America and the Netherlands.

Cash and cash equivalents in the United States of America are maintained at financial institutions and, at times, balances may exceed federally insured limits. All noninterest bearing cash balances were fully insured to $250,000 per depositor at each financial institution, and noninterest bearing cash balances may exceed federally insured limits in the future.

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the underlying assets, are capitalized and depreciated.

Intangible Assets

Intangible assets consist primarily of the cost of acquired patents associated with OncoVAX® to be used in research and development and the commercialization of cancer-related vaccines. The Company has capitalized the cost of the acquired patents because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines. Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful economic life of the patent, which is 12.7 years for OncoVAX®.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with Accounting Standards Codification (ASC) No. 360, Property, Plant and Equipment, which requires that long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recorded in the accompanying unaudited condensed consolidated statements of operations.

Capital Leases

Leases in which the Company assumes all the risks and rewards of ownership are classified as capital leases. Assets acquired under capital lease are stated at the amount equal to the lower of their fair value or the present value of the minimum lease payments at the inception of the lease, less accumulated depreciation. Depreciation of assets acquired under capital leases is computed using the straight-line method over the shorter of the life of the contract for which the asset was purchased or the lease term.

Foreign Currency Translation

The financial statements of foreign subsidiaries are maintained in their functional currency, which generally is the local currency. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Revenues, expenses and cash flows of these operations are translated using average exchange rates during the reporting period in which they occur. The resulting translation adjustments are reflected in other comprehensive loss.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Revenue Recognition

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer-related vaccines still requires additional clinical trials and has not received regulatory approval for commercialization and sale.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses primarily include the amortization of intangible assets, cost of conducting clinical trials, compensation and related overhead for employees, consultants, facilities costs and the cost of materials purchased for research and development.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock options or restricted stock awards based upon the fair value of the award on the date of grant. The Company recognizes the estimated grant date fair value of the award as stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company initially measures the cost of awards granted to non-employees based on the fair value of the award on the date of grant however such cost is re-measured at the end of each reporting period until performance is fully satisfied or services are rendered by the non-employee.

The fair value of stock options granted is calculated using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The fair value of non-vested stock awards is determined based upon the estimated fair value of the Company's common stock.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce the Company's deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

As of September 30, 2015 and December 31, 2014 the Company recorded a valuation allowance equal to the full recorded amount of the Company's net deferred tax assets since it is more likely than not that such benefits will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As required under ASC 740-270, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year and applied that rate to its year-to-date consolidated pre-tax ordinary income/(loss) before income taxes in determining its provision/(benefit) for income taxes. The Company recorded a provision for income taxes of approximately $0.2 million and $0.5 million for the three month period and nine month period ended September 30, 2015, respectively.

The tax effect of an uncertain tax position is recognized in the financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that had a greater than 50% likelihood of being realized. As of September 30, 2015 and December 31, 2014, the recorded liability for uncertain tax positions under the measurement criteria of ASC 740, Income Taxes, was approximately $6.7 million and $8.8 million, respectively. This change of $2.1 million is comprised of the benefit of the carryback of the 2015 first, second and third quarter net operating losses to tax year 2014, a year-to-date benefit of approximately $2.4 million, the benefit of the abatement on June 8, 2015 by the Internal Revenue Service for previously accrued penalties assessed for late filing of foreign informational reporting forms for tax years 2009 and 2011, second quarter benefit of $60,000, $30,000 per tax year, and other expense adjustments of $0.2 million. Within the next 12 months, management expects a reduction to the recorded liability for uncertain tax positions of approximately $0.7 million. This change is due to the carryback of the projected net operating losses of the fourth quarter remaining in 2015 to tax year 2014. The total expected reduction to the recorded liability for uncertain tax positions related to the intercompany sale of intellectual property of approximately $2.9 million is complemented with a corresponding reduction to the prepaid tax asset. This change in uncertain tax positions is not recorded in the unaudited condensed consolidated statements of operations as the uncertain tax position is the result of the 2014 intercompany sale of intellectual property. The Company reports the accrued penalties for late filings of foreign informational returns as other liabilities. The total expected reduction of $60,000 related to assessed penalties is recorded in the unaudited condensed consolidated statements of operations. The Company has recorded approximately $0.5 million and $0 in penalties and interest on the unrecognized tax benefit as of September 30, 2015 and December 31, 2014, respectively. The penalties and interest recorded on the unrecognized tax benefit relate solely to the intercompany sale of intellectual property.

It is the Company's accounting policy to account for ASC 740-10 related penalties and interest in income tax payable and does not include it in the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company has identified its U.S. Consolidated Federal income tax return, its Maryland state return and its Netherlands corporate income tax returns as its major tax jurisdictions. Tax returns for fiscal years 2007 and forward are open for examination.

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

In connection with the promissory note issued to The Abell Foundation, the Company granted The Abell Foundation a security interest in its patents related to OncoVAX®. The promissory note was paid in full on August 25, 2014 and Abell released its security interest in the Company’s assets.

The number of shares issuable pursuant to the Abell Warrants is based upon a fixed amount of $1.1 million divided by 85% of the per share price of stock sold in the next qualifying round of venture capital financing where the total proceeds are at least $35 million. The Abell Warrants have a contractual term of 10 years and will be fully vested upon issuance.

As of September 30, 2015 and December 31, 2014, the estimated fair value of the Abell Warrants was $472,959 and $438,537, respectively. The Company recorded a gain of $91,300 and a loss of ($34,422) related to the Abell warrants for the three and nine months ended September 30, 2015 respectively. The Company recorded a gain of $271,152 and $896,588 related to the Abell warrants for the three and nine months ended September 30, 2014 respectively.

The Abell Warrants represent a fixed obligation that is to be settled through the issuance of a variable number of shares of the Company’s common stock. Consistent with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, the Company has concluded that the Abell Warrants should be accounted for as a liability. The Company is required to record the Abell Warrants at their estimated fair value at the end of each reporting period, with changes in the estimated fair value recorded in the unaudited condensed consolidated statements of operations as a component of Gain on Financial Instruments.

Derivative Financial Instruments

The Company may enter into transactions that represent free-standing or embedded derivative financial instruments as those terms are defined in ASC Topic 815, Derivatives and Hedging (“Topic 815”). The Company records the estimated fair value of derivative financial instruments in its unaudited condensed consolidated balance sheets and records changes in the estimated fair value of derivative financial instruments as income or expense in its unaudited condensed consolidated statements of operations.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Round C Warrants

From October 2012 through March 2015, the Company issued to certain investors warrants for common stock of the Company (the “Round C Warrants”). Round C Warrants to acquire 1,602,974 shares of common stock were issued through September 30, 2015. Round C Warrants to acquire 318,182 and 156,910 shares of common stock were issued during the nine months ended September 30, 2015 and 2014,, respectively. The Round C Warrants have an exercise price of $6.05 per share, a contractual term of 5 years and were fully vested upon issuance.

As of September 30, 2015 and December 31, 2014, the estimated fair value of the Round C Warrants was $1,484,590 and $1,359,647, respectively. The Company recorded gains of $522,686 and $279,390 related to the Round C warrants for the three and nine months ended September 30, 2015 respectively. The Company recorded gains of $295,434 and $1,425,943 related to the Round C warrants for the three and nine months ended September 30, 2014, respectively.

Net Loss Per Share

Basic loss per share is determined by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

Nine months ended September 30,	2015	2014
Stock Options	1,789,124	137,000
Abell Investment Option	909,091	934,579
Convertible debt	-	142,857
Restricted stock awards	845,031	134,278
Warrants	5,077,247	4,440,883

Dilutive loss per share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The net loss available to common shareholders is adjusted for gains on financial instruments, as its effect would be anti-dilutive.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30, 2015
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(8,104,341)	36,943,343	$(0.22)
Gain on derivatives	-

Dilutive loss per share	$(8,104,341)	36,943,343	$(0.22)

	Three months ended September 30, 2014
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(2,858,093)	32,959,051	$(0.09)
Gain on derivatives	(1,772,196)

Dilutive loss per share	$(4,630,289)	32,959,051	$(0.14)

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2015
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(24,743,490)	36,056,358	$(0.69)
Loss on derivatives	-

Dilutive loss per share	$(24,743,490)	36,056,358	$(0.69)

	Nine months ended September 30, 2014
		Weighted	Loss
		Average	Per
	Net Loss	Shares	Share

Basic loss per share	$(5,659,330)	32,127,883	$(0.18)
Gain on derivatives	(6,516,834)

Dilutive loss per share	$(12,176,164)	32,127,883	$(0.38)

4.	Agreements with Intracel

License Agreement

On October 10, 2007, the Company entered into an agreement (the “License Agreement”) with Intracel Holdings Corporation (“Intracel”) for the exclusive and indefinite rights to license and use the OncoVAX® technology platform. OncoVAX® is an ASI that uses the patient’s own cancer cells to block the return of cancer following surgery. In exchange for the rights to OncoVAX®, the Company (i) agreed to issue equity securities equal to 10% of the fully diluted capitalization of the Company, (ii) assumed liabilities of Intracel to Organon Teknika Corporation (“Organon”) totaling $4.0 million under an October 31, 2007 Letter Agreement between Intracel and Organon (of which $3.0 million remains outstanding), (iii) agreed to pay $450,000 in cash for settling trade payables related to the OncoVAX intellectual property, and (iv) agreed to make royalty payments to Intracel and Organon based on future sales of OncoVAX®. The terms of the securities issued to Intracel provided Intracel with anti-dilution rights with respect to its 10% ownership interest. The License Agreement also contained a provision such that if the Company obtained specified levels of financing in a specified time period, that title to OncoVAX® would transfer to the Company without further consideration. If the Company did not reach the specified levels of financing in the specified period of time, Intracel could cancel the License Agreement and could re-purchase the rights to OncoVAX®. The Company did not obtain the necessary financing in the period specified. See “Asset Transfer Agreement and Stock Exchange Agreement” below for a description of subsequent events.

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

In June 2010, in connection with the Asset Transfer Agreement, the Company issued 3,452,766 shares of Series B Preferred Stock with an estimated value of approximately $16.8 million. The Company estimated the fair value of the common stock issued pursuant to the License Agreement and the Series B Preferred Stock issued pursuant to the Asset Transfer Agreement by considering various commonly accepted valuation techniques, including the income and market approaches.

The Company ultimately relied on the income approach, specifically the discounted cash flow method, to estimate the value of the Company’s equity. The Company further utilized commonly used option pricing techniques to estimate the fair value of the various equity classes. The use of the income approach, and specifically the discounted cash flow method, requires management to make significant assumptions about the future level and timing of revenues, direct and indirect costs associated with continued research and development, the conduct of clinical trials, and the production and commercialization of the intended cancer vaccines. The discounted cash flow method also requires the estimation of discount rates used to reflect the risk inherent in the projected cash flows and the terminal growth rate, among other factors.

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

In September 2015 Intracel Holdings distributed its approximately 37% ownership of the Company on a fully diluted basis to its underlying shareholders and retained 550,444 shares of common stock.

As of September 30, 2015 Intracel directly owns approximately 1.5% of the Company on a fully diluted basis, and all directors and executive officers of Vaccinogen collectively own approximately 40% of the Company on a fully diluted basis.

In connection with the Asset Transfer Agreement, the Company entered into an Amendment to License Agreement (the “License Amendment”, and together with the License Agreement, the “Amended License Agreement”) upon which significant terms of the License Agreement were terminated except the provision for royalties on future sales and the Company agreed to certain additional licensing payments. Generally, the royalty provisions on future sales includes an agreement to pay Intracel a running royalty on net sales of the OncoVAX® Program vaccine and related products according to the following schedule: (x) 3% of net sales on the first $350 million of net sales occurring in a calendar year; (y) 4% of that portion of net sales in the calendar year in excess of $350 million and up to and including $750 million, and (z) 5% of that portion of net sales in the calendar year in excess of $750 million. The royalty provisions are in effect for as long as the OncoVAX® Program vaccine and related products are being sold by the Company. Additionally, to the extent the Company receives prepayments on future royalties, or other payments that are credible against or in lieu of future royalties (the “Prepaid Royalties), made in respect of OncoVAX® Program vaccine and related products, the Company shall pay a royalty to Intracel at the percentages set forth in the immediately preceding sentence, with net sales being equal to the net sales level that would result in payment of royalties to the Company equal to the Prepaid Royalties. Additionally, the Company agreed to pay Intracel 25% of any and all compensation received by the Company in consideration for licensing or other transfer of rights with respect to certain licensed technology and know-how, but excluding any royalties received on sales that are included under net sales and any Prepaid Royalties.

In consideration of the asset transfer, the Company also agreed to assume all of Intracel’s obligations to Organon. The liabilities due to Organon assumed by the Company were (A) the remaining $3.5 million (out of $4 million) in settlement payments due Organon from Intracel (plus any accrued interest from the date of the October 31, 2007 letter agreement based on the prime lending rate in effect on the anniversary of such letter agreement), of which $500,000 had been past due and payable, but as of November 1, 2014 was written off as the payment had passed the statute of limitations. The remaining $3.0 million is due in equal annual payments of $1 million commencing the first year after the first marketing approval of OncoVAX by the FDA or EMA and (B) a royalty of (1) 10% of the net sales of OncoVAX® until the $3.0 million (and accrued interest) settlement payment is paid and (2) 3% for five years thereafter.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with funding $80,000,000 as contemplated by the TIS Agreement, the Company and Intracel entered into a Letter Agreement, dated August 22, 2014, pursuant to which both parties agreed that effective automatically at the time TIS pays to the Company the aggregate amount of $80,000,000 in accordance with the TIS Agreement, the Amended License Agreement shall terminate and no longer be of any force or effect, and the Company shall no longer have any obligation to pay Intracel any royalties or other payments under the Amended License Agreement. Additionally, in connection with the TIS Agreement, the Company and Intracel entered into that certain Rights of First Refusal Agreement (the “ROFR Agreement”), dated August 22, 2014, under which the Company agreed to offer any new securities (as defined therein) to Intracel prior to offering them to any new investor. This right provides Intracel with the right to purchase a pro-rata amount of such new securities based on the amount of securities held by Intracel prior to the offering of such new securities. These rights do not apply to the sale of certain exempted securities (as defined therein), or any securities being sold to TIS under the TIS Agreement, unless the terms of the TIS investment are revised to lower the price or in a manner materially adverse to Intracel. The rights under the ROFR Agreement expire upon the first to occur of: (a) an initial public offering (as defined therein); (b) a change of control (as defined therein); (c) liquidation, dissolution or winding up of the business affairs of Intracel; or (d) the listing of any capital stock of the Company on an exchange.

5.	Property and Equipment

Property and equipment consisted of the following:

Period ended	September 30, 2015	December 31, 2014

Machinery and equipment	$741,137	$740,042
Automobile	65,524	-
Leasehold improvements	264,418	258,505
Furniture and fixtures	74,604	31,764
Computers and software	109,596	119,473
	1,255,279	1,149,784

Less accumulated depreciation	(837,039)	(756,738)

	$418,240	$393,046

Depreciation expense was $31,089 and $88,174 for the three and nine months ended September 30, 2015 respectively. Depreciation expense was $13,883 and $36,823 for the three and nine months ended September 30, 2014 respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

6.	Intangible Assets

Intangible assets consist of the capitalized costs associated with the acquisition of patents related to OncoVAX® (the “Intellectual Property”) and the costs associated with website development and domain names.

Intangible assets by major asset class were as follows at September 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(33,514,866)	$50,966,990
Other Intangible Assets	121,944	(93,550)	28,394

	$84,603,800	$(33,608,416)	$50,995,384

Intangible assets by major asset class were as follows at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intellectual Property	$84,481,856	$(28,490,967)	$55,990,889
Other Intangible Assets	121,944	(90,544)	31,400

	$84,603,800	$(28,581,511)	$56,022,289

The amortization expense for intangible assets was approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2015 and 2014, respectively. The weighted average amortization period for intangible assets is 12.6 years.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The estimated future amortization relating to all intangible assets as of September 30, 2015 is as follows:

Years ending December 31,

2015	$1,675,611
2016	6,702,449
2017	6,702,449
2018	6,702,449
2019	6,702,449
Thereafter	22,509,977

$50,995,384

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2015	December 31, 2014

Prepaid Clinical Trial expense	$301,646	$2,477,571
Prepaid Other	460,214	432,905
	$761,860	$2,910,476

On September 10, 2014, we entered into a Master Services Agreement with RxTrials, Inc. d/b/a OnPoint CRO (“RxTrials”), as amended by the First Amendment to the Master Services Agreement, dated January 16, 2015 (the “MSA”), pursuant to which we retained RxTrials to provide site selection, clinical operations, project management and trial enrollment for our OncoVAX® Study for patients with stage II colon cancer. The MSA was filed as an exhibit to our current report on Form 8-K filed on September 16, 2014 and is herein incorporated by reference; the description of the MSA contained in this current report is qualified in its entirety by reference to the full text of the MSA. On September 14, 2015 and September 30, 2015, the Company received two letters regarding the purported suspension and termination of the MSA. This information was made available by Form 8-K filed October 6, 2015 and Amendment No. 1 on Form 8-K/A filed October 28, 2015, both of which are herein incorporated by reference.

The value of RxTrials’ estimated labor fees under the MSA at signing was approximately $10.3 million over the course of the MSA’s seven-year term (including a one-time administrative fee of $350,000). The MSA also provided that we would cover certain of RxTrials’ expenses related to travel, shipping and other pass-through costs. We made a pre-payment of $125,000 related to these pass-through costs on September 14, 2014. The MSA contained a one-year non-solicitation provision.

The termination provisions of the MSA provided that it would continue in force until the earlier of (i) seven years; (ii) the date on which all services under the MSA were completed, or (iii) when otherwise terminated by the parties pursuant thereto; either party could terminate the MSA without cause by providing 90 days’ written notice to the other.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The termination did not result in any penalty. The Company wrote-off $2,401,000 of advance payments to RxTrials which was recorded as part of research and development expense in the unaudited condensed consolidated statements of operations.

8.	Notes Payable

Organon Note

Notes payable under noncurrent liabilities at September 30, 2015 and December 31, 2014 represent amounts owed to Organon, currently owned by Merck & Co, Inc., an entity that manufactures a key component used with the OncoVAX® technology. In 2007, in conjunction with the Agreement with Intracel, the Company assumed $4.0 million of related liabilities from Intracel due to Organon (“Organon Obligation”), of which $500,000 was paid at the time of the Agreement. The remaining $3.5 million was due in installments (with $500,000 (plus accrued interest) payable the first year but no later than one year after the License Agreement date of October 31, 2007. Commencing one year after the earlier of the first marketing approval of OncoVAX® by the United States Food and Drug Administration or the European Medicines Agency or October 31, 2007, Vaccinogen would make an annual payment of $1.0 million to Organon until repayment of the entire liability amount. The obligation accrued simple interest based on the US prime lending rate in effect on the anniversary date of the agreement, or October 31, 2008, which was 4.00%. Interest expense under this agreement was approximately $30,000 and $93,000 for the three and nine months ended September 30, 2015 respectively. Interest expense under this agreement was approximately $35,000 and $70,000 for the three and nine months ended September 30, 2014, respectively. The accrued interest on this obligation is included on the unaudited condensed consolidated balance sheets as a component of Accrued Interest. This obligation was secured by the OncoVAX® Intellectual Property.

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

Dolphin Note

Notes payable under current liabilities represents a loan obtained on August 12, 2015 from Dolphin Offshore Partners, LP (the “Lender”) which is an unsecured loan (the “Loan”) to the Company with a principal amount of $800,000. To evidence the Loan, the Company issued to the Lender an Unsecured Promissory Note (the “Note”) bearing an interest rate of 9% per annum. The maturity date of the Loan triggering repayment in full by the Company, plus accrued interest, is November 10, 2015 (the “Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date without penalty or additional interest. Pursuant to the Note, until the Loan is paid in full, the Company cannot incur, create or assume any additional debt unless such debt is subordinate to the Loan. Interest recognized on this Loan as of September 30, 2015 amounted to $10,000. As of November 16, 2015, the Loan has not been repaid and the Company is in discussion with Dolphin Offshore Partners, LP to address the lapsed maturity date.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s financial instruments measured on a recurring basis using fair value estimates are as follows:

		September 30, 2015
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$472,959	$-	$-	$472,959
Round C Warrants	1,484,590	-	-	1,484,590

	$1,957,549	$-	$-	$1,957,549

		December 31, 2014
Description	Total	Level 1	Level 2	Level 3

Abell Warrants	$438,537	$-	$-	$438,537
Round C Warrants	1,359,647	-	-	1,359,647

	$1,798,184	$-	$-	$1,798,184

The following is a reconciliation of the fair value measurements from January 1, 2015 to September 30, 2015:

	Abell Warrants	Round C Warrants

Balance, January 1, 2015	$438,537	$1,359,647
Issuance of securities	-	404,333
Change in fair value included in earnings	34,422	(279,390)

Balance, September 30, 2015	$472,959	$1,484,590

The following is a reconciliation of the fair value measurements from January 1, 2014 to December 31, 2014.

	Warrants	Warrants	Loan	Option

Balance, January 1, 2014	$1,615,835	$1,796,427	$990,000	$7,392,528
Issuance of securities	37,529	2,025,313	-	-
Repayment/extinguishment of debt	-	-	(1,100,000)	(3,168,224)
Change in fair value included in earnings	(1,214,827)	(2,462,093)	110,000	(4,224,304)

Balance, December 31, 2014	$438,537	$1,359,647	$-	$-

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Quantitative Information

Quantitative information as of September 30, 2015 with respect to financial instruments measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) are as follows:

Description	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Abell Warrants	$472,959	Black-Scholes-Merton	Strike price equity volatility	N/A
Round C Warrants	$1,484,590	Black-Scholes-Merton	Strike price equity volatility	N/A

Abell Warrants and Round C Warrants

The fair value of the Abell Warrants and the Round C Warrants are estimated at the end of each reporting period using an option pricing model. More specifically, the Black-Scholes-Merton option pricing model was utilized in the valuation of both the Abell Warrants and the Round C Warrants. The following assumptions were used:

	Abell Warrants		Round C Warrants
Nine months ended September 30,	2015	2014	2015	2014

Volatility	93%	80%	74% - 87%	80%
Exercise price	$4.55	$4.55	$5.90	$5.48
Stock price at September 30	$2.37	$3.50	$2.37	$3.50
Risk free interest rate	2.06%	2.52%	0.64% - 1.22%	1.02% - 1.78%
Dividend yield	0%	0%	0%	0%
Expected life	10	10	2.07 - 4.33	3.1 -5.0

The exercise price of the Abell Warrants is ultimately dependent upon the per share price and size of future rounds of equity financing. The Black-Scholes-Merton option pricing model was used to value the Abell Warrants as management believes that it can reasonably estimate the terms and conditions of future equity offerings that would impact the valuation of the Abell Warrants. Management’s ability to estimate these terms is based in part upon the terms and conditions of binding agreements to raise future equity capital in place at the time of each valuation.

The Round C Warrants include a form of anti-dilution protection that may result in future adjustments to the terms of the warrants.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value calculations include the use of both observable and estimated inputs. There remains an inherent subjectivity in the development of the strike price used for both the Abell and Round C Warrants. Therefore, the Company considers the derived fair value to have been determined using Level 3 inputs.

Significant changes to the assumptions used in the Company’s valuation models would result in changes in the fair value of the Abell Warrants and the Round C Warrants.

Disclosure of the Fair Value of Financial Instruments

Cash and cash equivalents and accounts payable are carried at amounts that approximate their fair values due to the short-term nature of these financial instruments. The fair value of the Organon Obligation approximates its carrying value as the repayment schedule is contingent on future events, which are indeterminable.

10.	Stockholders’ Equity

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

The Company filed a Form S-1 Registration Statement with the SEC, which became effective on October 31, 2013. The Effectiveness Date Market Price of Vaccinogen stock as of that date was $5.35. Pursuant to the protection provided to subscribers prior to October 31, 2013, 27,213 adjustment shares were issued. All subscriptions subsequent to the October 31, 2013 effective date through September 30, 2015 have been issued as adjustment shares, including 25,489 adjustment shares issued during the nine months ended September 30, 2015. All of the adjustment shares are included in the calculation of total shares issued or outstanding for the periods ended September 30, 2015 and December 31, 2014.

The Company closed the Round C Private Placement Offering of $30,800,000 (5,600,000 Units) as of January 31, 2015.

Other Common Stock Issuances

On October 30, 2015, by the Unanimous Consent of Directors the Board of Directors (“BOD”) authorized the issuance of up to $3,000,000 of common stock at $2.50 per share to be completed within three months of the Unanimous Consent. As of November 12, 2015, 240,000 shares have been issued for proceeds of $600,000.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

11. Stock-Based Compensation

Restricted Stock

For the service period of August 2010 through August 2014, the Company authorized 179,969 shares of restricted common stock to directors. As of the date hereof, in lieu of restricted common stock, the Company has authorized the issuance of 179,969 shares of common stock. As of September 30, 2015 the Company has issued 179,969 shares of the authorized common stock upon forfeiture of 179,969 restricted common stock shares.

The Company records compensation expense for the award of restricted stock based upon the awards’ fair value determined as the difference in the estimated fair value of the Company’s common stock and the price paid by the recipient, if any, generally on the date of grant. The fair value of restricted stock awards is recognized as compensation expense over the service period which is generally the same as the vesting period.

The following table summarizes activity related to restricted stock awards for the nine months ended September 30, 2015 and 2014. The weighted average fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the value of the Company’s common stock on such date.

Nine months ended September 30,	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	179,969	$3.36	134,278	$3.91
Granted	845,031	$3.90	-	$-
Vested	-	$-	-	$-
Forfeitures	(179,969)	$-	-	$-

Balance, September 30	845,031	$3.90	134,278	$3.91

As of September 30, 2015 and 2014, total unrecognized compensation cost related to nonvested restricted stock awards to purchase 845,031 and 134,278 shares of common stock, respectively was approximately $2,870,931 and $429,979, respectively. The nonvested restricted stock awards have a weighted average remaining contractual term of 3.25 years and 6.71 years as of September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, 23,483 and 179,969 share awards were issued as common stock, respectively. No awards vested during the three and nine months ended September 30, 2014.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On November 15, 2014, the BOD resolved to grant 179,969 common stock shares to former directors in lieu of restricted stock. The grant date is the date at which the former directors countersigned grant agreements, which as of September 30, 2015 ranged from April to July 2015. Total recognized value of the awards amounted to $69,994 and $605,200 for the three and nine months ended September 30, 2015, which was recorded as stock compensation expense, of which $69,991 and $605,182 was recorded as additional paid-in capital during the three and nine months ended September 30, 2015.

On April 20, 2015, the BOD awarded 716,291 restricted stock units (“RSUs”) to the Company’s president with an exercise price of $3.90 per unit. The Company valued the RSUs grant at $2,793,535 using the Black-Scholes-Merton option pricing model. The RSUs vest 25% on the second anniversary, 25% on the third anniversary and 50% on the fourth anniversary of the grant. For the three and nine months ended September 30, 2015, the Company recognized $174,596 and $312,333 as compensation expense of which $174,596 and $312,261 was recorded as additional paid-in capital.

On the same date, the BOD awarded RSUs to the Company’s president and Board Chairman Emeritus 61,432 and 67,308 RSUs respectively, with an exercise price of $3.90 per unit. The Company valued the RSUs at $502,086 using the Black-Scholes-Merton options pricing model. The RSUs vest 50% on the first anniversary and 50% on the second anniversary of the grant. For the three and nine months ended September 30, 2015, the Company recorded $62,761 and $112,272 as compensation expense of which $62,761 and $112,259 was recorded as additional paid-in capital.

Common Stock

On April 20, 2015, the BOD awarded 14,326 common shares to the Company’s directors in lieu of certain director compensation totaling $55,871. For the three and nine months ended September 30, 2015, the Company recorded compensation expense of $0 and $55,871 respectively, of which $0 and $55,870 was recorded as additional paid-in capital.

On September 23, 2015, the BOD awarded 145,000 common shares to third party consultants in lieu of compensation totaling $362,500. For the three and nine months ended September 30, 2015, the Company recorded expense of $362,500, of which $362,486 was recorded as additional paid-in capital.

Stock Option Pool

The Company recorded stock-based compensation expense in the amount of $36,576 and $115,054 for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2015, $2,050 and $5,010 was allocated to General & Administrative expense and $34,526 and $110,044 was allocated to Research & Development, respectively.

The Company recorded stock-based compensation in the amount of $20,490 and $54,159 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, $4,777 and $14,331 was allocated to General & Administrative expense and $15,713 and $39,828 allocated to Research & Development, respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Total compensation cost for unvested stock option awards outstanding at September 30, 2015 was approximately $418,056 to be recognized over approximately 2.2 years.

The Company uses the Black-Scholes-Merton option pricing model to calculate the fair value of options. The significant assumptions for options issued in 2015 used in this model include:

Annual Dividend	-
Expected life (in years)	6.25 – 10.00
Risk free interest rate	1.35% - 2.17%
Expected volatility	80% - 93%

On April 20, 2015, the BOD awarded stock options to the Company’s president and non-employee directors to purchase 1,493,374 and 145,000 of the Company’s stock with an exercise price of $5.50 and $3.90 per share, respectively. The Company valued the stock options at $4,940,000 and $493,243 using the Black-Scholes-Merton model, respectively. The option granted to the president is 100% vested upon issuance and the options granted to the directors vest over three years. These options are exercisable for a period of 10 years. For the three and nine months ended September 30, 2015, for the president’s stock options, the Company recorded $0 and $4,940,000 as compensation expense and additional paid-in capital, respectively. For the three and nine months ended September 30, 2015, for the non-employee directors’ stock options, the Company recorded $4,339 and $36,765 as both compensation expense and additional paid-in capital, respectively.

The following table summarizes the Stock Option pool activity for the nine months ended September 30, 2015 and 2014.

	2015			2014
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Shares	Exercise Price	Remaining Life
Balance, January 1	177,000	$6.44	8.72	77,000	$7.00	9.45

Granted	1,698,374	$5.31	9.39	60,000	$3.81	9.98
Forfeited	(86,250)	$4.03	-	-	$-	-
Balance, September 30	1,789,124	$5.48	9.31	137,000	$5.60	9.26

Stock Purchase Warrants

From time to time the Company has issued stock purchase warrants to non-employees in exchange for services. As of September 30, 2015 and 2014, there are 1,230,575 and 820,575, respectively, warrants issued and outstanding with exercise prices ranging from $1.00 to $7.50 per share. To date, all such warrants have been issued with the exercise price at least equal to the then estimated fair value of the underlying security, and had contractual terms ranging from 5.0 to 7.75 years.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the stock purchase warrant activity for the nine months ended September 30, 2015 and 2014.

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value

Balance, January 1	820,575	$1.60	785,575	$2.99
Granted	410,000	$1.65	35,000	$4.51

Balance, September 30	1,230,575	$1.62	820,575	$1.72

The following table summarizes information on stock purchase warrants outstanding as of September 30, 2015:

Exercise price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price

$1.00	705,575	0.30	$1.00
$5.50	80,000	2.99	$5.50
$6.05	410,000	4.82	$6.05
$7.50	35,000	3.59	$7.50

Total	1,230,575	2.25	$3.16

12.	Commitments and Contingencies

Leases

The Company leases office space, a manufacturing facility, and equipment under operating leases expiring in 2018. In addition, the Company leases storage facilities on a month to month basis. Rent expense was approximately $56,000 and $196,000 for the three and nine months ended September 30, 2015, respectively. Rent expense was approximately $51,000 and $134,000 for the three and nine months ended September 30, 2014, respectively.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Minimum future lease payments required under these operating leases at September 30, 2015 were as follows:

For the years ended	Amount
2015	$62,955
2016	210,170
2017	214,297
2018	89,951
Total	$577,373

Royalty Agreement with Intracel

Pursuant to the Amended License Agreement, the Company agreed to pay Intracel the following royalties on the Net Sales of Royalty Bearing Products (as defined): (i) 3% of net sales on the first $350 million of Net Sales of Colon Cancer Products occurring in the calendar year; (ii) 4% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $350 million and up to and including $750 million and (iii) 5% of net sales of Net Sales of Royalty Bearing Products occurring in the calendar year in excess of $750 million.

On August 22, 2014, Intracel and Vaccinogen entered into a Letter Agreement whereby the Amended License Agreement will terminate and no longer be of any force or effect once TIS invests in Vaccinogen the aggregate amount of $80,000,000. Vaccinogen shall no longer, from that point, have any obligation to pay to Intracel any royalties or other payments under the Amended License Amendment.

Royalty Agreement with Organon

The Company has agreed to pay Organon a royalty of 10% of the Net Sales of OncoVAX® (and all other TICE BCG related products, if any) until the Organon Obligation is paid in full, including interest, and 3% for five years thereafter.

Litigation

The Company may be subject to certain claims arising in the ordinary course of business. The Company and a vendor were in dispute over amounts owed for services performed. A demand for payment under a written agreement was made against the Company in the amount of approximately $150,000 and was settled for $65,000 in November 2014.

VAT Taxes

The foreign subsidiary of the Company, located in The Netherlands, was presented with a VAT tax bill for the years 2010 and 2011 in the amount of 65,666€. The Company is appealing the decision as it believes that it should be VAT-exempt. There has not yet been a decision made by the Dutch authorities and there is no estimate of when a decision will be made. In the event an unfavorable decision is made, the Company will be required to pay the full amount plus interest. The original bill at the September 30, 2015 exchange rate would have a USD equivalent of approximately $73,421. There has been no liability or expense accrued in the accompanying unaudited condensed consolidated financial statements for this issue.

VACCINOGEN INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

13.	Supplemental Disclosure of Cash Flow Information

For the three and nine months ended September 30, 2015 the Company paid interest of approximately $613 and $1,408, respectively. For the three and nine months ended September 30, 2014, the Company paid interest of approximately $53,279 and $267,331 respectively.

From January 1, 2015 through September 30, 2015, the Company raised additional capital totaling approximately $4.7 million (net of issuance costs) from the issuance of 909,091 shares of common stock, 25,489 adjustment shares and additional Round C warrants to purchase 272,727 shares of common stock. The Company allocated approximately $4.2 million of the total 2015 proceeds to the common stock and approximately $0.5 million of the total proceeds to the common stock warrants.

From January 1, 2014 through September 30, 2014, the Company raised additional capital totaling approximately $12.8 million from the issuance of 2,332,781 shares of Round C common stock, 65,434 adjustment shares and additional Round C Warrants to purchase 699,828 shares of common stock. The Company allocated approximately $11.2 million of the total 2014 proceeds to the common stock and approximately $1.6 million of the total proceeds to the common stock warrants.

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

In accordance with ASC 855-50, Subsequent Events, the Company has reviewed events through the date of the filing. On October 30, 2015, the BOD authorized the issuance of up to $3,000,000 of common stock at $2.50 per share. As of November 12, 2015, 240,000 shares have been issued for $600,000. Other than this item, no subsequent events were noted that required disclosure in the unaudited condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from management's expectations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying unaudited condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows.  Our MD&A is organized as follows:

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

Overview

We are a biotechnology company founded in 2007 that relies on over three decades of prior research by Dr. Michael G. Hanna, Jr., our director and Special Advisor to the Chief Executive Officer of the Company and his colleagues into combating cancer by using the body’s own immune system. Vaccinogen is the developer of OncoVAX®, which we believe is the only patient specific immunotherapy for stage II colon cancer and our technology may also have application in other tumor types, notably melanoma and renal cell carcinoma.

Colon cancer represents the third most common form of cancer in both the U.S. and Europe. American Cancer Society statistics suggest there will be approximately 97,000 new cases of colon cancer diagnosed within the U.S. in 2014, resulting in approximately 50,000 deaths.

We have broad patents covering the OncoVAX® technology in the U.S. and eight other countries, including Australia, Canada, Switzerland, Germany, France, Great Britain, Ireland and Italy. These patents and applications provide broad coverage for the production of autologous cancer vaccines. The key protection of OncoVAX®, in addition to considerable expertise protected as trade secrets, is the broad, issued patent protection around the production of autologous, sterile, metabolically active cancer vaccines developed by us. This patent, entitled “Sterile Immunogenic Non-Tumorigenic Tumor Cell Composition and Methods” was issued in 2009 and expires no sooner than 2025. We believe that sterility will be required for any product to reach the U.S. market and likely in any other market with an approved sterile vaccine like the one we have developed. This could result in a regulatory barrier to entry to competitors.

We hold one U.S. patent to related technologies and, including the sterility patent referred to above, two U.S. patents total.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. We hold considerable proprietary expertise related to the OncoVAX® technology, including the production of autologous cancer vaccines. We have brand names for our OncoVAX® products and related technologies, and anticipate filing five trademark applications for these and related marks.

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

Operating Strategy

We will maintain a cGMP facility and outsource clinical activities to contract research organizations (“CRO”) in an effort to achieve the following:

1.	Complete our Autologous Colon Tumor Immunotherapy Validation Experiment (“Active”) in our pivotal phase IIIb clinical trial of OncoVAX®, an autologous cancer vaccine which prevents the recurrence of stage II colon cancer. The planned trial will closely replicate a successful prior phase IIIa study which we believe demonstrated a 61% improvement in relative risk of recurrence and a 54% reduction in the relative risk of death in stage II patients as compared to surgery alone. The Company began its preparations for the phase IIIb clinical trial in September 2014.

2.	Develop revenues by establishing licensing arrangements for distribution of OncoVAX® in certain territories.

3.	Investigate the role of OncoVAX® treatment in additional carcinomas with high post-surgical recurrence rates.

4.	Develop diagnostic and therapeutic drug products as well as revenues by exploiting our distinctive Human Monoclonal Antibody (“HuMab”) technology.

Trends & Outlook

Revenue

To date, the Company has not earned any revenues as the use of OncoVAX® to create cancer-related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

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

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of the general costs, expenses and salaries for the operation and maintenance of our business. We anticipate that G & A expenses will increase as we progress through the clinical phase of development into commercialization.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to the unaudited condensed consolidated financial statements describes the significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our unaudited condensed consolidated financial statements are fairly stated in accordance with US GAAP, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates – Our unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, the Company evaluates the estimates used in recording common stock warrant-related liabilities, derivative financial instruments, stock based compensation, and where applicable, the fair value of assets and liabilities. The Company may base such estimates on various assumptions including information received from valuation consultants which it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Intangible Assets - Intangible assets consist primarily of the cost of the acquired patents associated with OncoVAX® to be used in research and development and the commercialization of cancer-related vaccines. The Company has capitalized the cost of OncoVAX® because the Company has identified alternative future research and development efforts for numerous forms of cancer which it intends to pursue and for which management believes will result in commercialization of related vaccines. Acquired patents are carried at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful economic life of the patent, which is 12.6 years for OncoVAX®.

The carrying value of the Company’s intangible assets was $50,995,384 and $56,022,289 as of September 30, 2015 and December 31, 2014, respectively. Long-lived assets, including identifiable intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When events or circumstances indicate that assets may not be recoverable, the Company prepares undiscounted cash flows for each asset or asset group. The Company groups assets for this purpose at the lowest level for which identifiable cash flows exist or are projected to exist. If the sum of the undiscounted cash flows exceeds the carrying value of the asset or asset group, no impairment is deemed present. If the sum of undiscounted cash flows is less than the carrying amount of the asset or asset group, the Company records an impairment charge, if any, for the amount by which the carrying value exceeds the estimated sum of undiscounted cash flows of the asset or asset group.

The Company considers various factors when evaluating whether there are indications that the carrying value of its intangible assets may not be recoverable. Among others, those factors include adverse changes in marketplace conditions or in the regulatory or legal environment impacting the anticipated use of OncoVAX® and related patents for their intended purpose in research and development and eventual commercialization, significant increases as compared to budget in the level of investment necessary to conduct research and development, clinical trials, and eventual commercialization of OncoVAX®, significant negative variances to budget for operating losses and operating cash flow deficits, and indications of adverse changes in the value of the Company’s equity.

The Company considers these factors no less frequently than the end of each reporting period, including as of September 30, 2015. The Company has noted no adverse change in the demand for the development and commercialization of cancer-related vaccines indicated in part by the continuing interest of new and existing investors to fund the Company’s ongoing research and development. The Company has considered the progress of its research and development activities against its operating plan noting the timing for the conduct of its clinical trials and recertification of its production facilities remains consistent with its operating plan. The Company has also evaluated its financial performance and cash flow results noting that the level of investment necessary to conduct its research and development, complete necessary testing for regulatory approval, and begin eventual commercialization of cancer-related vaccines remains consistent with its operating plan and financial budgets. The Company also has noted no adverse change in the estimated fair value of the Company based upon values indicated in its ongoing capital raising activities.

Through September 30, 2015, the Company has determined that there have been no events or circumstances that would indicate that the carrying value of its intangible assets is not recoverable.

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

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, as defined by the guidance related to fair value measurements and disclosures, and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Accounting for Warrants – We have adopted FASB guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock.  This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC Topic 815, Derivatives and Hedging, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result, certain of our warrants were considered to be derivatives and were valued using various assumptions and are recorded as liabilities.

Research and Development Costs – Research and development costs that do not have alternative future use are expensed as incurred. Research and development expenses primarily include the amortization of intangible assets, costs of conducting clinical trials, compensation and related overhead for employees, consultants, facilities costs and the cost of materials purchased for research and development.

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

The Company initially measures the cost of awards granted to non-employees based on the fair value of the award on the date of grant, however such cost is re-measured at the end of each reporting period until performance is fully satisfied or services are rendered by the non-employee.

The fair value of stock options granted is calculated using the Black-Scholes-Merton options pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The fair value of non-vested stock awards is determined based upon the market value of the Company's common stock.

Results of Operations

Consolidated Statements of Operations Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses:
Research and development	5,715,380	2,698,152	12,093,649	6,820,980
General and administrative expenses	2,588,823	1,702,609	11,937,440	3,397,378

Total Operating Expenses	8,304,203	4,400,761	24,031,089	10,218,358

Loss From Operations	(8,304,203)	(4,400,761)	(24,031,089)	(10,218,358)

Gain on Financial Instruments	613,986	1,772,196	244,968	6,516,834

Interest Expense & Other Expenses	(247,351)	(229,528)	(504,073)	(1,957,806)

Net Loss Before Income Taxes	$(7,937,568)	$(2,858,093)	$(24,290,194)	$(5,659,330)

Provision for income taxes	(166,773)	-	(453,296)	-

Net Loss	$(8,104,341)	$(2,858,093)	$(24,743,490)	$(5,659,330)

Revenue

Since inception, we have not earned any revenues as the use of OncoVax® to create cancer-related vaccines is still undergoing clinical trials and has not yet received regulatory approval for commercialization and sale.

Operating Expenses – Three Months Ended September 30, 2015 and 2014

Our operating expenses totaled $8,304,203 and $4,400,761 for the three months ended September 30, 2015 and 2014, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Three Months Ended September 30,		Change in 2015 v. 2014
	2015	2014	$	%

Research & Development	$5,715,380	$2,698,152	$3,017,228	111.83%

Research and development (R&D) expenses increased by approximately $3,017,000 for the three months ended September 30, 2015 compared with the same period in 2014. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the phase IIIb clinical trial and approximately $1.7 million for amortization of intangibles related to OncoVax® intellectual property for the three months ended September 30, 2015 and 2014. The increase was primarily the result of expenses incurred to begin the phase IIIb clinical trial including increased CRO fees ($2,047,000), research and development ($439,000), clinical ($369,000) and regulatory expenses ($131,000).

The increase in CRO fees over the prior year’s quarter is primarily driven by a write-down of prepayment on the contract with RxTrials due to contract termination ($2,401,000) only partially offset by a deposit made in 2014 to RxTrials for ($350,000).

General and Administrative Expenses

	Three Months Ended September 30,		Change in 2015 v. 2014
	2015	2014	$	%

General & Administrative	$2,588,823	$1,702,609	$886,214	52.05%

General and administrative expenses increased by approximately $886,000 in the three months ended September 30, 2015 over the three months ended September 30, 2014. The increase was primarily attributable to the increase of stock-based compensation expense ($1,335,000) as the result of mainly bonus and director payments and increased salaries due to staff ramp up only partially offset by decreased cash bonus payments ($270,000) and professional expense primarily legal ($183,000) and accounting ($153,000).

Nonoperating (Expense)Income – Three Months Ended September 30, 2015 and 2014

Nonoperating (expense) income was $366,635 and $1,542,668 during the three months ended September 30, 2015 and 2014 respectively. The nonoperating (expense) income is discussed below.

Gain on Financial Instruments

	Three Months Ended September 30,		Change in 2015 v. 2014
	2015	2014	$	%

Gain on Financial Instruments	$613,986	$1,772,196	$(1,158,210)	-65.35%

Recorded gains or losses on financial instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the financial instrument.

Gains on financial instruments were generated due to changes in the estimated fair value during the three months ended September 30, 2015. Gains were recorded on the Round C Warrants in the amount of approximately $523,000 and the Abell Warrants of $91,000.

During the three months ended September 30, 2014, gains on financial instruments were generated due to changes in the estimated fair value of the Abell Warrants ($271,000), Round C Warrants ($295,000) and the Abell Option ($1,206,000).

Interest Expense & Other Expenses

	Three Months Ended September 30,		Change in 2015 v. 2014
	2015	2014	$	%

Interest Expense & Other Expenses	$(247,351)	$(229,528)	$(17,823)	7.77%

Interest Expense & Other Expenses increased by approximately $18,000 for the three months ended September 30, 2015 over the comparable period in 2014. The increase is primarily due to increased tax penalties and interest ($200,000) only partially offset by the 2014 non-cash interest expense relating to the issuance of contingent warrants under the Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation ($179,000).

Operating Expenses – Nine Months Ended September 30, 2015 and 2014

Our operating expenses totaled $24,031,089 and $10,218,358 during the nine months ended September 30, 2015 and 2014, respectively. The operating expenses are discussed in further detail below.

Research and Development Expenses

	Nine Months Ended September 30		Change in 2015 v. 2014
	2015	2014	$	%

Research & Development	$12,093,649	$6,820,980	$5,272,669	77.30%

R&D expenses increased by approximately $5,273,000 for the nine months ended September 30, 2015 compared with the same period in 2014. R&D expenses include the operation and maintenance of the Netherlands facility and preparation for the phase IIIb clinical trial and approximately $5.0 million of amortization of intangibles related to OncoVax® intellectual property for the nine months ended September 30, 2015 and 2014. The increase is the result of expenses to begin the phase IIIb clinical trial including increased expenses related to CRO fees ($2,696,000), research and development ($1,343,000), clinical ($973,000), regulatory ($179,000) and manufacturing expenses ($115,000).

The increase in CRO fees over the prior year’s nine months is primarily driven by a write-down of prepayment on the contract with RxTrials due to contract termination ($2,401,000), and an increase in actual CRO expense ($295,000) as compared to 2014.

General and Administrative Expenses

	Nine Months Ended September 30		Change in 2015 v. 2014
	2015	2014	$	%

General & Administrative	$11,937,440	$3,397,378	$8,540,062	251.37%

G & A expenses increased by approximately $8,540,000 in the nine months ended September 30, 2015 compared with the same period in 2014. The increase was primarily attributable to an increase in stock-based compensation expense ($7,225,000) as the result of mainly bonus and director payments, increased professional expense, primarily legal ($559,000), accounting ($146,000) and consulting ($98,000); increased salaries ($319,000), occupancy ($188,000) and insurance ($123,000) due to the ramp up into the clinical phase of development into commercialization only partially offset by decreased bonus payments of ($270,000).

Nonoperating Income (Expense) – Nine Months Ended September 30, 2015 and 2014

Nonoperating income (expense) were ($259,105) and $4,559,028 in the nine months ended September 30, 2015 and 2014 respectively. The nonoperating expenses are discussed below.

Gain on Financial Instruments

	Nine Months Ended September 30		Change in 2015 v. 2014
	2015	2014	$	%

Gain on Financial Instruments	$244,968	$6,516,834	$(6,271,866)	-96.24%

Recorded gains or losses on financial instruments may fluctuate from period to period as determination of fair value is based on Vaccinogen stock values and management’s assessment of the probability of qualifying events which may affect the fair value of the financial instruments.

Gains on financial instruments were generated due to changes in the estimated fair value during the nine months ended September 30, 2015. Gains were recorded for the Round C Warrants in the amount of approximately $279,000 only partially offset by losses on the Abell Warrants of ($34,000).

During the nine months ended September 30, 2014, gains on financial instruments were generated due to changes in the estimated fair value of the Abell Warrants ($934,000), Round C Warrants ($1,400,000) and the Abell Option ($4,200,000) offset by a loss on the Bridge Loan 2:1 of ($30,000).

Interest Expense & Other Expenses

	Nine Months Ended September 30		Change in 2015 v. 2014
	2015	2014	$	%

Interest Expense & Other Expenses	$(504,073)	$(1,957,806)	$1,453,733	-74.25%

Interest Expense & Other Expenses decreased by approximately $1,454,000 for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease is primarily due to 2014 non-cash interest expense relating to the issuance of contingent warrants under Amendment No. 7 to the Note and Warrant Purchase Agreement with The Abell Foundation in the amount of approximately $1,858,000, partially offset by tax interest ($279,000) and tax penalties ($145,000) accrued in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. During the nine months ended September 30, 2015 and 2014 we raised net proceeds of approximately $4.7 million and $12.5 million, respectively, from said private placements.

45

	2015	2014	$	%
Net cash used in operating activities	$(7,998,875)	$(8,600,952)	$602,077	-7.00%
Net cash used in investing activities	(109,819)	(10,213)	(99,606)	975.29%
Net cash provided by financing activities	5,450,000	11,073,563	(5,623,563)	-50.78%
Effect of foreign exchange rate changes on cash and equivalents	63,573	53,089	10,484	19.75%
Net (decrease) increase in cash and cash equivalents	$(2,595,121)	$2,515,487	$(5,110,608)	*

* Not meaningful

Cash & Cash Equivalents

Total cash and cash equivalents were $445,821 at September 30, 2015, compared with $3,040,942 at December 31, 2014, for a decrease of $2,595,121. Cash balances will fluctuate from one reporting period to another based on the amount and timing of the issuance of our common stock and warrants for cash as well as cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $7,999,000 and $8,601,000 for the nine months ended September 30, 2015 and 2014, respectively, inclusive of both cash and non-cash adjustments to net losses of $24,743,490 and $5,659,330 for the nine months ended September 30, 2015 and 2014 respectively.

Non-cash adjustments to the net loss for the nine months ended September 30, 2015 include stock-based compensation of $6,540,000, amortization of intangible assets of $5,027,000, a decrease in prepaid income taxes of $2,595,000 and an increase in accounts payable and accrued expenses and liabilities for the amount of $1,745,000, only partially offset by decrease in prepaid expenses and other assets, ($2,149,000), Accrued Taxes Payable ($2,110,000), and gain on financial instruments ($245,000).

The adjustment related to the decrease in prepaid expenses and other assets is primarily due to the write-down of the remainder of the CRO prepayment as described in Note 7 of the unaudited condensed consolidated financial statements ($2,401,000).

Non-cash adjustments to the net loss for the nine months ended September 30, 2014 include a gain on financial instruments ($6,517,000), accounts payable and accrued expenses and other liabilities ($1,853,000), and prepaid expenses and other assets ($1,752,000) substantially offset by amortization of intangible assets of $5,027,000 and non-cash interest expense related to the Abell Note and Warrant Purchase Agreement of approximately $1,819,000.

Net Cash Used in Investing Activities

We invested approximately $110,000 and $10,000 during the nine months ended September 30, 2015 and 2014, respectively, in purchases of property and equipment.

Net Cash Provided by Financing Activities.

During the nine months ended September 30, 2015, we raised additional capital of approximately $4.7 million through the issuance of 909,091 Round C Units, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock).

On August 12, 2015, we received an unsecured loan in the principal amount of $800,000. The loan accrues interest at 9% per annum. The maturity date of the Loan triggering repayment in full by the Company, plus accrued interest, is November 10, 2015 (“Maturity Date”). Prepayment of all unpaid principal and interest may be made by the Company prior to the Maturity Date, without penalty or additional interest. Pursuant to the Note, until the Loan is paid in full, the Company cannot incur, create or assume any additional debt unless such debt is subordinate to the prior payment in full of the Loan. As of November 16, 2015, the Loan has not been repaid.

During the nine months ended September 30, 2014, we raised additional capital of approximately $12.5 million through the issuance of 2,337,326 Units Round C, (each Unit consisting of 1 share of common stock and a common stock purchase warrant to purchase 0.3 shares of common stock). This includes the initial $10 million under the TIS Agreement in August 2014.

☐	Principal payments were made on the Abell Loan in the amount of approximately $1.3 million and the Abell Loan has been paid in full as of August 25, 2014.

☐	We also used approximately $29,000 in proceeds for payment of placement agent and finders fees.

Future Liquidity & Needs

Since January 28, 2015 and as of November 12, 2015, no additional funding has been received except for an $800,000 unsecured loan on August 12, 2015 by Dolphin Offshore Partners, LP and the issuance of 240,000 shares of common stock at $2.50 per share, totaling $600,000, during the period from October 27, 2015 through November 12, 2015. Without receipt of additional capital resources and/or a substantial reduction in the Company’s cash requirements, the Company does not expect to be able to fund operations beyond November 30, 2015. The Company’s ability to continue to fund operations until November 30, 2015 assumes the Company is able to continue to delay payments consistent with its practices described below.

We have incurred significant operating losses and negative cash flows since inception. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts for our phase IIIb clinical trial, pursuit of regulatory approvals, acquisition of capital equipment, costs to maintain office and manufacturing facilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities and debt financing to fund our operations. As of September 30, 2015, we had approximately $0.4 million in cash to fund operations. The Company’s monthly cash requirement was $1,000,000. Delaying the incurrence and payment of expenses reduces the monthly cash requirement to approximately $800,000.

We have recurring losses and negative cash flows from operating activities and have significant future commitments and as a result substantial doubt exists regarding our ability to remain in operation at our current level without additional debt or equity financing. The report of BDO USA, LLP, our independent registered accounting firm, with respect to our audited consolidated financial statements at December 31, 2014, contains an explanatory paragraph as to our potential inability to continue as a going concern. Additionally, this may adversely affect our ability to obtain new financing on reasonable terms or at all.

In April 2014, the Company entered into a binding agreement (as amended in August 2014, the “TIS Agreement”) with a Stockholm-based investor group known as The Investment Syndicate (“TIS”) under which TIS members agreed to purchase up to $80 million of the Company’s common stock and warrants, all in up to five closings, subject to certain terms and conditions. To date, a total of $20 million in equity financing has been invested via TIS. The TIS Agreement calls for the remaining $60 million to be paid in three separate closings upon the completion of certain milestones.

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

The Company is currently in discussions with other parties considering debt and equity financings. One potential source of equity financing would be made pursuant to the terms of the TIS Agreement. The Company, TIS and the potential investor have been in discussions regarding a possible investment since July 2015 and such potential investor has expressed an interest in investing $40 million pursuant to the terms of the TIS Agreement. Company management is working to secure such funding but can provide no assurances that such funding will be completed.

In addition, the Company is also seeking other sources of funding, including other sources of equity and long-term and short-term debt financing. Concurrent with the above-referenced potential equity financing through the TIS Agreement, the Company is engaged in discussions with investment banks, other intermediaries and direct possible sources of additional short-term debt financing.

The above-referenced equity and debt financing opportunities might not be available to us when needed, on acceptable terms, or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances we will not be able to continue our operations. We do not currently have sufficient capital to fund our operations beyond November 30, 2015.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 205, we have issued a total of 75,000 shares of common stock in an unregistered offering to Redwood Investment Group in exchange for investor relations services. The Company relied on the exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing sales of securities because each offer and sales was conducted in a private transaction that did not involve a public offering.

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

ITEM 6 – EXHIBITS

Exhibit Number

31	Certification of Principal Executive and Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (1)

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 (1)

101	The following materials from Vaccinogen, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, Formatted in XBRL: (1) Unaudited Condensed Consolidated Balance Sheets; (2) Unaudited Condensed Consolidated Statements of Operations; (3) Unaudited Condensed Consolidated Statements of Comprehensive Loss; (4) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (5) Unaudited Condensed Consolidated Statements of Cash Flow; and (6) Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCINOGEN, INC.

Dated:	November 16, 2015	By:	/s/ Andrew L. Tussing
Andrew L Tussing
President, Chief Executive Officer and acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

